Form 10-Q
period 2000-06-30
STORAGENETWORKS INC
filed 2000-08-11
CIK 1075658

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 0-30905

STORAGE NETWORKS , INC .
(Exact name of registrant as specified in its charter)

Delaware	04-3436145
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

100 Fifth Avenue
Waltham, MA 02451
(781) 434-6700
(Address, Including Zip Code, and Telephone Number, Including Area Code,
of Registrant’s Principal Executive Offices)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☐     No    ☒

          The number of shares outstanding of the registrant’s Common Stock as of July 31, 2000: 90,909,291 shares.

StorageNetworks, Inc.

Form 10-Q
For the Quarterly Period Ended June 30, 2000

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

StorageNetworks, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 1999	June 30, 2000
	Note 1	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 13	$ 51,714
Short-term investments	34,802	60,880
Common stock subscription receivable	—	225,990
Accounts receivable, net	3,167	4,927
Prepaid expenses and other current assets	1,499	4,414

Total current assets	39,481	347,925
Property and equipment, net	25,752	97,268
Restricted cash equivalents	359	359
Rights to use fiber optic capacity	900	3,131
Other assets	767	2,352

Total assets	$ 67,259	$ 451,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 3,094	$ 9,175
Accrued expenses	6,082	13,444
Deferred revenue	810	3,065
Capital lease obligations	4,442	16,705

Total current liabilities	14,428	42,389

Capital lease obligations, less current portion	15,822	53,611

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Series A convertible preferred stock	50	—
Series B convertible preferred stock	102	—
Common stock	245	889
Additional paid-in capital	80,942	453,512
Deferred stock compensation	(19,880)	(16,764)
Accumulated other comprehensive income	—	181
Accumulated deficit	(24,450)	(82,783)

Total stockholders’ equity	37,009	355,035

Total liabilities and stockholders’ equity	$ 67,259	$ 451,035

See notes to condensed consolidated financial statements.

StorageNetworks, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	1999	2000	1999	2000
REVENUES:
Professional services revenues	$ 129	$ 4,365	$ 129	$ 7,678
Managed storage services revenues	66	3,673	66	4,980
Equipment revenues	245	—	628	—

Total revenues	440	8,038	823	12,658

COSTS AND EXPENSES:
Cost of professional services revenues, excluding deferred stock compensation amortization amounts	411	5,149	526	9,966
Cost of managed storage services revenues, excluding deferred stock compensation amortization amounts	746	15,702	1,132	26,797
Cost of equipment revenues	245	—	607	—
Sales and marketing, excluding deferred stock compensation amortization amounts	1,058	11,143	1,408	20,750
General and administrative, excluding deferred stock compensation amortization amounts	755	4,056	1,148	7,757
Product development, excluding deferred stock compensation amortization amounts	142	2,696	167	4,523
Amortization of deferred stock compensation*	142	1,194	166	2,577

Total costs and expenses	3,499	39,940	5,154	72,370
Loss from operations	(3,059)	(31,902)	(4,331)	(59,712)
Interest income	66	2,154	142	3,753
Interest expense	—	(1,569)	—	(2,374)

Net loss	$(2,993)	$(31,317)	$(4,189)	$(58,333)

Net loss per share—basic and diluted	$ (0.12)	$ (1.20)	$ (0.17)	$ (2.29)

Weighted average common shares outstanding	24,400	26,126	24,400	25,449

*Amortization of deferred stock compensation Cost of professional services revenues	$ 17	$ 136	$ 29	$ 281
Cost of managed storage services revenues	11	206	16	398
Sales and marketing	60	312	74	733
General and administrative	35	110	23	368
Product development	19	430	24	797

	$ 142	$ 1,194	$ 166	$ 2,577

See notes to condensed consolidated financial statements.

StorageNetworks, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	1999	2000
Net cash used in operating activities	$ (2,326)	$ (35,700)

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,551)	(39,366)
Purchases of short term investments	—	(199,727)
Proceeds from maturities of short term investments	—	173,649

Net cash used in investing activities	(1,551)	(65,444)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	1,115
Proceeds from issuance of preferred stock, net	1,000	142,951
Proceeds from sale-leaseback transactions	—	13,066
Payments of capital lease obligations	(1)	(4,468)

Net cash provided by financing activities	999	152,664
Effect of exchange rate changes on cash	—	181
Net increase (decrease) in cash and cash equivalents	(2,878)	51,701
Cash and cash equivalents at beginning of period	8,280	13

Cash and cash equivalents at end of period	$ 5,402	$ 51,714

See notes to condensed consolidated financial statements.

StorageNetworks, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of StorageNetworks, Inc. (the “ Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

          The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company’s registration statement on Form S-1.

2.	Revenue Recognition

          Revenues consist of (i) monthly service fees and installation fees from customer use of the Company’s Global Data Storage Network (“managed storage services”), (ii) professional services, and (iii) data storage equipment revenues. In general, revenues are recognized when all of the following conditions are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Revenues from monthly service fees from managed storage services are recognized as the service levels are provided. Revenues from managed storage services installation fees are recognized on a straight-line basis over the term of the contract, generally three to four years. Revenues from professional service engagements are recognized as the services are provided. Revenues from fixed-priced contracts are recognized using the percentage of completion method of accounting and are adjusted monthly for the cumulative impact of any revision in estimates. The Company determines the percentage of completion of its contracts by comparing costs incurred to date to total estimated costs. Contract costs include all direct labor and expenses related to the contract performance. Equipment revenues are recognized when the equipment is delivered to the customer or placed into service.

3.	Property and Equipment

          Property and equipment consist of the following (in thousands):

	December 31, 1999	June 30, 2000
Global Data Storage Network related equipment	$ 22,952	$ 98,456
Furniture, fixtures, computer equipment and other	3,380	5,056
Leasehold improvements	367	783
Purchased software	801	1,794

	27,500	106,089
Less accumulated depreciation and amortization	(1,748)	(8,821)

	$ 25,752	$ 97,268

4.	Segment Information

          The results of operations of the Company’s professional services and managed storage services segments are reported separately in the accompanying condensed consolidated statements of operations. Total assets pertaining to the Company’s professional services were $2.6 million and $1.4 million at December 31, 1999 and June 30, 2000, respectively. Total assets for the Company’s managed storage services totaled $23.2 million and $94.7 million at December 31, 1999 and June 30, 2000, respectively.

5.	Comprehensive Income

          Total comprehensive income was $31.1 million and $58.2 million for the three and six months ended June 30, 2000.

6.	Series C and Series D Preferred Stock

          On January 20, 2000, the Company issued 6,012,843 shares of Series C convertible preferred stock (which converted into 12,025,686 shares of common stock upon the closing of the Company’s initial public offering on July 6, 2000) at $17.13 per share for total consideration of $103.0 million. On February 29, 2000, the Company issued 1,758,240 shares of Series D convertible preferred stock at $22.75 per share for total consideration of $40.0 million. The terms and conditions of the Series C and D preferred stock were substantially the same as those of the Series A and B convertible preferred stock.

7.	Initial Public Offering

          On June 30, 2000, the Company completed its initial public offering (“IPO”) in which it sold 9,000,000 shares of common stock at a price to the public of $27.00 per share. The net proceeds of the IPO, which the Company received on July 6, 2000, after deducting underwriting discounts were approximately $226.0 million. The net proceeds have been recorded as common stock subscription receivable in the accompanying condensed consolidated balance sheets. Upon the closing of the IPO, all of the Company’s outstanding convertible preferred stock (Series A, B, C and D) automatically converted into an aggregate of 54,109,118 shares of common stock. In July 2000, the Company’s underwriters exercised their option to purchase an additional 1,350,000 shares of common stock at $27.00 per share, which resulted in additional net proceeds to the Company, which were received on July 6, 2000, of $33.9 million after deducting underwriting discounts.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause StorageNetworks, Inc.’s (“we” or “StorageNetworks”) actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption “Certain Factors That May Affect Future Operating Results”.

Overview

          We are the first company to focus solely on providing data storage as a service. We are creating the first global data storage network, allowing our customers to connect their computer systems, or “plug in”, to our network to store and access their data in much the same way they obtain and consume electricity or telephone service. We are building and expanding a dedicated fiber network that connects our storage point of presence, or S-POP, data centers in major metropolitan areas. Our metropolitan storage networks are then connected to each other and to a central monitoring and control center through long distance fiber optic connections. This combination of the long distance fiber optic connections and the metropolitan area networks connecting our data centers comprises our Global Data Storage Network. Customers can access a pool of data storage by connecting to the network from either their own locations or from a web hosting facility where their servers are located and at which we have built an S-POP data center.

Revenues

          Revenues consist of fees from customer use of our managed storage services and fees for professional services. In addition, we generated revenue in 1999 from the sale of equipment to customers incidental to the initiation of managed storage services to those customers.

          We provide our managed storage services under service level agreements with our customers which set forth monthly fees charged on a per managed gigabyte rate and based on the amount of managed storage services specified in the agreement and the type and complexity of such services. Managed storage services revenues are recognized monthly as the services are provided. Installation fees charged for managed storage services are recognized as revenue on a straight-line basis over the term of the contract, generally three to four years.

          We provide our professional services under statements of work with our customers, and we work on either a fixed price or time and materials basis. Our professional services engagements generally consist of assessments and implementations of a customer’s data storage systems not related to our managed storage services. Our professional services engagements vary in length, generally from one to three months, depending on the scope of the services provided. Revenues from professional services are recognized as the services are provided, with revenues from fixed price contracts recognized using the percentage of completion method of accounting, adjusted monthly for the cumulative impact of any revision in estimates.

          Equipment sales in 1999 involved the sale of data storage equipment purchased initially by us and then sold to customers as an accommodation to facilitate their subsequent purchase of our managed storage services. Equipment sales revenue is recognized when the equipment is delivered to the customer or placed into service. We do not expect to sell equipment to our customers as part of our regular operations in the future.

Cost of Revenues

          Our cost of managed storage services revenues is comprised primarily of the following costs related to the operation of our S-POP data centers: facility costs; depreciation of capital equipment in our network; salaries and benefits for our field and corporate operations personnel; networking costs, including telecommunications and access charges and networking equipment; fiber costs, including amortization of our right to use fiber optic capacity; and maintenance and utilities. Our cost of professional services revenues is comprised primarily of salaries and benefits of consulting personnel. Cost of equipment revenues represents our cost of data storage equipment sold to customers. Cost of managed storage services revenues and professional services revenues also include an allocation of general overhead items such as building rent, equipment leasing costs and depreciation expense.

Sales and Marketing

          Our sales and marketing expenses are comprised primarily of salaries and benefits of our product and corporate marketing and sales and business development personnel, sales commissions, commissions paid to third parties, such as web-hosting providers and systems integrators who market our services to end user customers, travel, sales and other promotional materials, trade shows, consulting, and other sales and marketing programs. Sales and marketing expenses also include an allocation of general overhead items such as building rent, equipment leasing costs and depreciation expense.

General and Administrative

          Our general and administrative expenses consist primarily of salaries and benefits of our administrative personnel, information technology costs, facility costs associated with regional sales offices and fees for outside professional advisors.

Product Development

          Our product and development expenses consist primarily of salaries and benefits of our product development and engineering personnel, depreciation of laboratory and quality assurance equipment, and third party development costs.

Amortization of Deferred Stock Compensation

          Amortization of deferred compensation represents the amortization of deferred compensation resulting from the grant of stock options at exercise prices subsequently deemed to be less than the fair value of the common stock on the grant date.

Interest Income

          Interest income consists of income received from the investment of proceeds received primarily from our financing offerings.

Interest Expense

          Interest expense consists of the imputed interest recognized from payments of capital lease obligations.

Results of Operations for the Three and Six-Month Periods Ended June 30, 1999 and June 30, 2000

Revenues

          Total revenues for the three and six months ended June 30, 2000 were $8.0 million and $12.7 million, respectively, compared to $440,000 and $823,000 in the same periods in 1999. Revenues from professional services for the three and six months ended June 30, 2000 were $4.4 million and $7.7 million, respectively, as compared to $129,000 in the same periods in 1999. The increase in professional services revenues resulted from an increase in the number of professional services engagements performed in the 2000 periods. Revenues from managed storage services were $3.7 million and $5.0 million for the three and six months ended June 30, 2000, respectively, as compared to $66,000 in the same periods in 1999. The increase in managed storage services revenues resulted from an increase in the number of managed storage services customers as compared to the same periods in 1999. We provided managed storage services to 62 customers during the six months ended June 30, 2000 as compared to 3 customers during the same period in 1999. During the three and six months ended June 30, 2000, we had no data storage equipment sales. We do not expect to sell equipment to our customers as part of our regular operations in the future.

Cost of Revenues

          Cost of professional services revenues in the three and six months ended June 30, 2000 were $5.1 million and $10.0 million, respectively, compared to $411,000 and $526,000 in the same periods in 1999. The increases were caused by an increase in the number of professional services personnel in the 2000 periods. Cost of managed storage services revenues in the three and six months ended June 30, 2000 were $15.7 million and $26.8 million, respectively, as compared to $746,000 and $1.1 million in the same periods in 1999. The increases were caused by an increase in the number of S-POP data centers in operation during the 2000 periods. Since we did not have any equipment revenues during the three and six months ended June 30, 2000, we did not incur any associated costs.

Sales and Marketing

          Sales and marketing expenses in the three and six months ended June 30, 2000 were $11.1 million and $20.8 million, respectively, as compared to $1.1 million and $1.4 million in the same periods in 1999. The increases were caused primarily by an increase in the number of sales and marketing personnel and an increase in promotional and advertising activities in the 2000 periods.

General and Administrative

          General and administrative expenses in the three and six months ended June 30, 2000 were $4.1 million and $7.8 million, respectively, compared to $755,000 and $1.1 million in the same periods in 1999. The increases were caused by an increase in the number of general and administrative personnel in the 2000 periods.

Product Development

          Product development expenses in the three and six months ended June 30, 2000 were $2.7 million and $4.5 million, respectively, compared to $142,000 and $167,000 in the same periods in 1999. The increases were caused by an increase in the number of product development personnel in the 2000 periods.

Amortization of Deferred Stock Compensation

          Amortization of deferred stock compensation in the three and six months ended June 30, 2000 were $1.2 million and $2.6 million, respectively, compared to $142,000 and $166,000 in the same periods in 1999. Higher deferred stock compensation balances in the 2000 periods is the result of a larger number of stock options granted with exercise prices deemed to be less than the fair value of common stock at the dates of grant.

Interest Income

          Interest income in the three and six months ended June 30, 2000 was $2.2 million and $3.8 million, respectively, compared to $66,000 and $142,000 in the same periods in 1999. The increases were caused by higher average cash and investment balances during the 2000 periods.

Interest Expense

          The 2000 periods included interest incurred as a result of our capital lease obligations. We had no capital lease obligations in the 1999 periods and therefore incurred no related interest expense.

Liquidity and Capital Resources

          Prior to our initial public offering (“IPO”), we financed our operations primarily through private equity security transactions and capital lease arrangements. On June 30, 2000, we completed our IPO in which we sold 9,000,000 shares of common stock at a price to the public of $27.00 per share. The net proceeds of the IPO, which we received on July 6, 2000, after deducting underwriting discounts, were approximately $226.0 million. The net proceeds have been recorded as common stock subscription receivable in our balance sheet. In July 2000, our underwriters exercised their option to purchase an additional 1,350,000 shares of common stock at $27.00 per share, which resulted in an additional net proceeds of $33.9 million after deducting underwriting discounts. At June 30, 2000, we had cash and cash equivalents of $51.7 million, short-term investments of $60.9 million, and working capital of $305.5 million.

          Net cash used in operating activities totaled $35.7 million in the six months ended June 30, 2000, and $2.3 million in the same period in 1999. Our use of cash in the 1999 and 2000 periods was primarily attributable to the operating loss generated by our investment in the growth of our business, offset by non-cash charges such as depreciation and amortization and increases in accounts payable and accrued expenses.

          Net cash used in investing activities totaled $65.4 million in the six months ended June 30, 2000, and $1.6 million in the same period in 1999. Our cash used in investing activities in the 1999 period resulted primarily from the procurement of capital equipment to commence operations, including Global Data Storage Network related computers and equipment to be used in our first S-POP data center. Our cash used in investing activities in the 2000 period resulted primarily from our purchase of short-term investments offset by maturities of such investments, as well as additional procurement of capital equipment, principally Global Data Storage Network related equipment.

          Net cash provided by financing activities totaled $152.7 million in the six months ended June 30, 2000, and $999,000 in the same period in 1999. The cash provided by financing activities in the six months ended June 30, 2000 primarily reflects the proceeds received from the sale of Series C and Series D preferred stock, totaling $143.0 million. The cash provided by financing activities in the six months ended June 30, 1999 primarily reflects the proceeds received from the sale of Series A preferred stock, totaling $1.0 million.

           We expect to experience significant growth in our operating costs for the foreseeable future in order to execute our business plan. We also expect to open new domestic and international offices and establish and operate additional S-POP data centers in order to support the needs of our existing and anticipated customers. As a result, we estimate that these operating costs will constitute a significant use of our cash resources. In addition, we may use cash resources to fund acquisitions of complementary businesses and technologies; however, we currently have no commitments or agreements.

          We believe that our current cash and short-term investment position, equipment lines of credit and vendor financing arrangements will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 18 months. However, we may need to raise additional funds to finance more rapid expansion of our business, develop new services or acquire complementary businesses or technologies. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

Certain Factors That May Affect Future Operating Results

Our business is difficult to evaluate due to our limited operating history.

          We commenced operations in October 1998. We did not operate our first data storage center until May 1999. We began offering our managed data storage services in May 1999 and derived 12% of revenues in 1999 and 46% of revenues for the quarter ended June 30, 2000 from these services. To date, services other than managed data storage services have constituted a majority of our revenues. For example, professional services constituted 51% of our revenues in 1999 and 54% of our revenues for the quarter ended June 30, 2000; and sale of equipment accounted for 37% of revenues in 1999 and 0% of revenues for the quarter ended June 30, 2000. Due to the changing nature of our business, our limited operating history and the emerging nature of our markets and services, our historical financial information is not a reliable indicator of future performance. Therefore it is difficult to evaluate our business and prospects.

The storage service provider market is new and our business will suffer if it does not develop as we expect.

          The storage service provider market is new and may not grow or be sustainable. Potential customers may choose not to purchase storage services from a third party provider due to concerns about security, reliability, system availability or data loss. It is possible that our services may never achieve market acceptance. Furthermore, we incur operating expenses based largely on anticipated revenue trends that are difficult to predict given the recent emergence of the storage service provider market. If this market does not develop, or develops more slowly than we expect, our business, results of operations and financial condition will be seriously harmed.

We have a history of losses, and our failure to increase our revenues would prevent us from achieving and maintaining profitability.

          We have never been profitable. We have incurred significant losses in each quarter since our inception. We experienced a net loss of $23.9 million in 1999 and $31.3 million for the quarter ended June 30, 2000. As of June 30, 2000, we had an accumulated deficit of $82.8 million. None of our S-POP data centers have been profitable and we do not expect them to be individually profitable in the near future. We cannot be certain that our revenues will grow or that we will generate sufficient revenues to achieve profitability. Our failure to significantly increase our revenues would seriously harm our business and operating results. We expect to continue to incur significant and increasing capital, infrastructure, sales and marketing, product development, administrative and other expenses. We will incur substantial costs in extending our Global Data Storage Network, including establishing, expanding and operating new and existing S-POP data centers. We believe that we will continue to incur losses on a quarterly and annual basis for the foreseeable future. We will need to generate significantly higher revenues in order to achieve and maintain profitability. If our revenues grow more slowly than we anticipate, or if our operating or capital expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be materially and adversely affected.
  ;

Our growth strategy will be unsuccessful if we are unable to expand our Global Data Storage Network.

          A key component of our growth strategy is to expand our Global Data Storage Network. Our planned expansion includes expanding existing facilities, the opening of storage facilities in the United States and internationally and the procurement of rights to additional fiber in metropolitan areas, long distance fiber optic connections across different metropolitan areas, and other transmission media to connect our customers and our data centers. Our continued expansion and development of our network will depend on, among other things, our ability to assess markets, identify data center locations and obtain rights to fiber and other transmission media, all in a timely manner, at reasonable cost and on acceptable terms. Our plans as to the exact location and number of data centers are likely to change from time to time in response to market conditions. Our inability to continue to build our network, or to effectively manage its expansion, would have a material adverse effect on our business and financial condition.

Any failure of our infrastructure could lead to significant costs, service disruptions and data loss, which could reduce our revenues and harm our business and reputation.

          To be successful, we must provide our customers with secure, efficient and reliable data storage services. We rely on the expandable capacity, reliability and security of our network infrastructure to deliver these services in a manner that our customers may access easily and without disruption to their businesses. To meet these customer requirements we must protect our infrastructure against damage caused by occurrences such as:

          * human error;

          * physical or electronic security breaches;

          * fire, earthquake, flood and other natural disasters;

          * power loss; and

          * sabotage and vandalism.

          The occurrence of a natural disaster or other unanticipated problems at one or more of our S-POP data centers could result in service interruptions, significant damage to equipment or loss of customer data. Any widespread loss of services would slow the adoption of our services and cause damage to our reputation, which would seriously harm our business.

One or more of our customers may lose data stored at one of our S-POP data centers or lose access to some or all of such data, which could reduce our revenues and harm our business and reputation.

          Due to the size of our network, the amount of equipment involved and the number of our locations, customers may lose data stored at one of our S-POP data centers or lose access to some or all of such data as a result of network or equipment failure or human error on the part of our employees. Depending on the nature of the data loss or unavailability, and the degree to which the event results in negative publicity for us or our customers, our reputation, our ability to attract new customers, and the value of our stock all could suffer. Our ability to quickly isolate and recover from the cause of any such loss will be critical to minimize the impact of this risk.

Our revenues will not continue to grow, our costs will increase, and our reputation will be damaged if we are not able to grow our infrastructure as demand increases.

          We have had only limited deployment of our Global Data Storage Network to date. Our Global Data Storage Network consists of S-POP data centers, the network infrastructure such as fiber optic cable that connects the S-POP data centers and our control center which monitors data centers and other network activity. Our data storage network is undergoing further expansion and we have not operated our network or provided services to customers on the scale that we will in the future if there is market acceptance of our services. Our infrastructure may not expand to levels that customers expect or that we have committed to provide them in our customer contracts, or may not perform as expected as the number of customers, data centers and network components increases. Because our contracts provide customers credits against a portion of their monthly service fees if our services do not achieve specified performance levels of data availability, successfully completed back-ups and data security, we will lose revenues if our network does not perform as we expect. Moreover, we will need to make additional investments in our infrastructure to satisfy customers as demand increases. There can be no assurance that we will be able to make these investments successfully or at an acceptable cost, and upgrades to our infrastructure may cause delays or failures in our services. As a result, in the future our infrastructure may be unable to satisfy customer demand. Our failure to satisfy customer demand could damage our reputation, significantly reduce demand for our services, and cause us to receive lower fees than expected and incur unforeseen costs to remedy our shortfalls.

None of our S-POP data centers are profitable and they may never achieve profitability.

          We believe it will take more than 12 months for an S-POP data center to achieve profitability. However, since none of our S-POP data centers are profitable, we have no historical evidence that indicates that our S-POP data centers will ever achieve operating profitability. Our failure to attract customers and control operating costs could result in poor utilization of our S-POP data centers and could cause our business to be materially and adversely affected.

If our network security is breached, our business and reputation would suffer.

          Our customers rely on us for the secure storage and transmission of their data. Third parties may attempt to breach our security. If they are successful, they could obtain, destroy or damage confidential information of our customers. We may be liable to our customers for any breach in our security, and any such breach could harm our reputation. Our failure to prevent security breaches may have a material adverse effect on our reputation and operating results.

Because our data storage services utilize complex technology and are deployed in complex environments, problems with our services may arise that could seriously harm our business.

          Due to the sophisticated nature of our infrastructure and the amount and complexity of the technology we and our customers employ, our data storage services are highly complex. In the future, there may be errors and defects in our infrastructure and technology that may adversely affect our services. If we are unable to efficiently fix errors or other problems that may be identified, we could experience:

*	loss of or delay in revenues and loss of market share;

*	loss of customers and credibility;

*	failure to attract new customers or achieve market acceptance;

*	increased costs;

*	diversion of development resources; and

*	legal actions by our customers.

          Any one or more of these results could be very costly and, if not quickly remedied, cause serious harm to our business.

Our competition includes storage hardware and software vendors and other storage service providers, against whom we may not be able to compete successfully.

          We currently face competition from storage hardware and software vendors, which sell storage products and/or consulting and related services. Many of these vendors have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than we have. Many of these vendors also have more extensive customer bases, broader customer relationships and broader industry alliances than us, including relationships with many of our current and potential customers.

          We also face competition from other storage service providers, and additional direct competitors are likely to enter this market. Additionally, hardware and software vendors may also choose to develop managed storage service offerings which compete with ours. Moreover, we have relationships with several vendors that we or they could choose to discontinue if they began to offer competing managed storage services.

          Increased competition from any of these sources could result in a loss of customers and market share. Additionally, price competition, particularly from competitors with greater resources, could require us to reduce the prices for our managed data storage services. Any of these results could seriously harm our business and financial condition.

Unexpected events such as equipment shortages, network instability, demand surges and deterioration in the financial health of our customers may cause our quarterly and annual results to fluctuate and our stock price to decline and could cause long-term harm to our business.

          In addition to our short operating history and the emerging nature of the storage service provider market, other factors beyond our control may cause our quarterly and annual results to fluctuate. The same factors could cause serious long-term harm to our business. These factors include:

*	temporary shortages or interruptions in supply of storage equipment;

*	natural disasters in the geographic markets in which we operate or other causes of network instability;

*	surges in demand for data storage capacity; and

*	the financial condition of our customers.

          Our operating expenses are largely based on anticipated revenue trends. As a result, a delay in generating or recognizing revenues for these or any other reasons could cause significant variations in our operating results from quarter to quarter and could result in substantial operating losses. If these events occur, it is likely that in some future quarters our operating results will be below the expectations of investors; and, in this event, the price of our common stock will probably fall. Additionally, the above events could cause serious harm to our overall business.

We rely on third party suppliers for the components of our infrastructure and the storage products we use in delivering our services and any interruption in the supply of these products and materials could harm our business.

          We are dependent on other companies to supply the key components of our network infrastructure and the hardware and software storage products we use in delivering our services. For example, during 1999, we purchased greater than 90% of the disk storage arrays and related software that we use in the delivery of our managed data storage services from EMC Corporation and, in the quarter ended June 30, 2000, we purchased greater than 40% of such products from Network Appliance and Compaq. We currently purchase a large portion of the software and hardware products used in our services offerings from approximately 15 storage product vendors. Any interruption in our ability to obtain these products, or comparable quality replacements, would substantially harm our business and results of operations. On June 21, 2000, we received a letter from EMC Corporation alleging, among other things, that we and our executives have misrepresented that EMC is an investor in StorageNetworks even though EMC is not an investor, misappropriated confidential EMC information, targeted employees of EMC for employment in violation of contractual commitments not to hire EMC employees, adopted advertising slogans similar to EMC’s, and interfered with contractual relationships between EMC and certain of EMC’s customers. No legal proceedings have been brought by EMC, but the letter suggests that EMC may commence legal proceedings against us seeking substantial damages and/or injunctive relief. We believe EMC’s allegations are without merit and intend to defend vigorously any legal proceedings which EMC might commence against us. However, as a result of this controversy there is a risk that our supply relationship with EMC will terminate or not continue in the future on the same terms as it has in the past.

If our professional services revenues, including the professional services revenues that we derive from our subcontractor agreement with EMC Corporation, decline in the near future, our quarterly results will be harmed.

          Our revenues from providing professional services were 51% of our total revenues in 1999 and 54% in the quarter ended June 30, 2000. We earned approximately 40% of our total revenues in 1999 and approximately 20% of our total revenues in the quarter ended June 30, 2000 by providing professional services to customers of EMC Corporation pursuant to a Subcontractor Agreement with EMC. If we experience a decrease in revenues from professional services, through the termination of our agreement with EMC or otherwise, our total revenues may significantly decrease and our quarterly results in the near future would be harmed. As a result of the allegations recently made by EMC against us described above, our professional services relationship with EMC may terminate and will not continue in the future on the same terms as it has in the past.

If any of our business relationships with hosting service providers, hardware and software vendors and other service providers and suppliers terminate, our ability to penetrate the storage services provider market could be adversely affected.

          We have formed business relationships, both formally and informally, with various hosting service providers, hardware and software vendors and other service providers and suppliers for joint marketing and storage component purchases. These providers include:

*	Hosting service providers, with whom we have joint marketing and services agreements or volume purchase agreements;

*	Hardware and software suppliers, with whom we have volume purchasing or financing agreements or joint marketing and selling agreements;

*	Systems integrators and technology providers, with whom we have joint marketing or referral selling agreements; and

*	Telecommunications and optical fiber services, with whom we have volume purchase agreements.

Through certain of these relationships, we acquire, in volume, various components utilized in our network. Our volume purchasing enables us to acquire these components at favorable pricing and with favorable delivery and other terms. Other arrangements involve joint marketing and selling efforts that are intended to increase both our and the other party’s sales. If these agreements are terminated, we would lose the benefit of these favorable purchasing terms and our sales efforts could be adversely affected. Our ability to quickly penetrate the storage services provider market may be adversely affected if we are unable to continue these relationships and to develop other similar relationships in the future.

Our services may not be accepted by customers or may become obsolete if we do not respond rapidly to technological and market changes.

          The storage services provider market will be characterized by rapid technological change and frequent new product and service introductions. We may be unable to respond quickly or effectively to these developments. If competitors introduce products, services or technologies that are better than ours or that gain greater market acceptance, or if new industry standards emerge, our services may become obsolete, which would materially harm our business and results of operations. In developing our services, we have made, and will continue to make, assumptions about the standards that our customers and competitors may adopt. If the standards adopted are different from those which we may now or in the future promote or support, market acceptance of our services may be significantly reduced or delayed and our business will be seriously harmed. In addition, the introduction of services or products incorporating new technologies and the emergence of new industry standards could render our existing services obsolete.

Our business will suffer if we do not enhance and expand our services to meet changing customer requirements.

          Our current and prospective customers may require features and capabilities that our current services do not have. To achieve market acceptance for our services, we must, in an effective and timely manner, anticipate and adapt to customer requirements and offer services that meet customer demands. The development of new or enhanced services is a complex and uncertain process that requires the accurate anticipation of technological and market trends. We may experience design, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new services as well as enhancements to our existing services. The introduction of new or enhanced services also requires that we manage the transition from older services in order to minimize disruption in customer ordering patterns and ensure that we can deliver services to meet anticipated customer demand. Our failure to anticipate and meet changing customer requirements or to effectively manage transitions to new services would materially adversely affect our business, results of operations and financial condition.

We may not be able to obtain additional financing necessary to grow our business.

          As we grow our business and expand our network infrastructure, we will need additional financing. We plan to finance this growth primarily with current and future vendor financing, equipment lease lines and bank lines of credit, as well as other debt or equity financings. We cannot be sure that we will be able to secure additional financing on acceptable terms. Additionally, holders of any future debt instruments or preferred stock may have rights senior to those of the holders of our common stock, and any future issuance of common stock would result in dilution of existing stockholders’ equity interests.

If we do not expand our direct and indirect sales organizations, we will have difficulty attracting and retaining customers.

          Our services require a sophisticated sales effort targeted at a limited number of key people within our prospective customers’ organizations. Because the market for our services is new, many prospective customers are unfamiliar with the services we offer. As a result, our sales effort requires highly trained sales personnel. We need to expand our marketing and sales organization in order to increase market awareness of our services to a greater number of organizations and, in turn, to generate increased revenues. We are in the process of developing our direct sales force and require additional qualified sales personnel. Competition for these individuals is intense, and we might not be able to hire the kind and number of sales personnel we need. Moreover, even after we hire these individuals, they require extensive training in our data storage services. If we are unable to expand our direct and indirect sales operations and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our services, which may prevent us from achieving and maintaining profitability.

The rates we charge for our services may decline over time, which would reduce our revenues and adversely affect our ability to achieve profitability.

          As our business model gains acceptance and attracts the attention of competitors, we may experience pressure to decrease the fees for our services, which could adversely affect our revenues and our gross margin. If we are unable to sell our services at acceptable prices, or if we fail to offer additional services with sufficient profit margins, our revenue growth will slow and our business and financial results will suffer.

Our revenues could decline and our operating expenses could increase if we fail to manage our growth properly.

          We have expanded our operations rapidly since our inception in 1998. We continue to increase the scope of our operations and the size of our employee base. This growth has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources. For example, to integrate key employees into our company, these individuals must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties. Accordingly, the integration of new personnel has resulted and will continue to result in some disruption to our ongoing operations. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force worldwide. If we fail to do so, our revenues could decline and our operating expenses could increase.

Our revenues could decline if our customers do not renew our services.

          We provide our managed data storage services through service level agreements with our customers. The term of these service level agreements is generally three to four years. Since we have only recently begun to provide managed data storage services, none of our service level agreements has expired. Therefore, we have no historical information with which to forecast future demand for our services from our existing customer base after existing contracts expire. If our customers elect not to renew our services, our revenue growth may slow and our business and financial results may suffer.

A majority of our managed storage services revenues are derived from customers that are Internet-based businesses that may not pay us for our services on a timely basis and that may not succeed over the long term.

          Approximately 60% of our managed storage services revenues recognized in the quarter ended June 30, 2000 was derived from customers that are Internet-based businesses, and a significant portion of our future managed storage services revenues may be derived from this customer base. The unproven business models of some of these customers makes their continued financial viability uncertain. Given the short operating history and emerging nature of some of these businesses, there is a risk that some of these customers will encounter financial difficulties and fail to pay for our services or delay payment substantially. The failure of these customers to pay our fees on a timely basis or to continue to purchase our services in accordance with their contractual commitments could adversely affect our revenue collection periods, our revenues and other financial results.

We incurred a significant amount of deferred stock compensation that will decrease our earnings over the next four years.

          We recognized deferred stock compensation of $1.1 million in 1998, $20.8 million in 1999 and $580,000 in the three months ended March 31, 2000 for stock options granted at exercise prices determined to be below the fair market value of our common stock. We will amortize this deferred compensation through 2004, which will decrease our earnings during those years. We expect to incur amortization of deferred stock compensation of $5.2 million in 2000, $5.3 million in 2001, $5.3 million in 2002, $4.0 million in 2003 and $100,000 in 2004.

We depend on our key personnel to manage our business effectively in a rapidly changing market, and if we are unable to retain our key employees, our ability to compete could be harmed.

          Our future success depends upon the continued services of our executive officers, in particular Peter W. Bell, our Chief Executive Officer and President, and William D. Miller, our Executive Vice President and Chief Technical Officer, and upon the continued services of other key technology, sales, marketing and support personnel, who have critical industry experience and relationships that we rely on in implementing our business plan. None of our officers or key employees is bound by an employment agreement for any specific term. The loss of the services of any of our officers or key employees could delay the development and introduction of and negatively impact our ability to sell our services.

We face risks associated with international operations that could cause our financial results to suffer.

          To be successful, we believe we must expand our international operations. Therefore, we expect to commit significant resources to expand our international operations and sales and marketing activities. We are increasingly subject to a number of risks associated with international business activities that may increase our costs and require significant management attention. These risks include:

*	longer sales cycles due to cultural differences in the conduct of business and the fact that Internet infrastructure is less advanced in some foreign jurisdictions;

*	increased expenses associated with marketing and delivering services in foreign countries;

*	general economic conditions in international markets;

*	currency exchange rate fluctuations;

*	unexpected changes in regulatory requirements resulting in unanticipated costs and delays;

*	political risks in certain countries;

*	tariffs, export controls and other trade barriers;

*
longer accounts receivable payment cycles and difficulties in collecting accounts receivable due to language barriers, cultural differences in the conduct of business and differences in enforcement regimes and dispute resolution mechanisms in foreign countries; and

*	potentially adverse tax consequences, including restrictions on the repatriation of earnings.

          If one or more of these sources of risk were to materialize, our financial results may suffer.

If we are unable to protect our intellectual property rights, we may not be able to compete effectively.

          We do not have any patents and have filed only two patent applications with respect to our data storage services. We cannot be certain that our current patent application or any future application will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent issued will not be challenged, invalidated or circumvented, or that rights granted under any patent issued to us will afford us a competitive advantage. We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection. Our intellectual property may be subject to even greater risk in foreign jurisdictions. The laws of many countries do not protect proprietary rights to the same extent as the laws of the United States.

          Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Any such litigation could result in substantial costs and diversion of resources. Finally, there can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar information or technology. Any failure by us to adequately protect our intellectual property could have a material adverse effect on our ability to compete effectively.

Defending against intellectual property infringement and other claims could be time consuming and expensive and, if we are not successful, could subject us to significant damages and disrupt our business.

          Other companies, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services. As a result, we may be found to infringe on the proprietary rights of others. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results would be significantly harmed. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources. Intellectual property litigation or claims could force us to do one or more of the following:

*	cease selling services that incorporate the challenged intellectual property;

*	obtain a license from the holder of the infringed intellectual property right, which may not be available on reasonable terms; and

*	redesign our services or our network.

          If we are forced to take any of the foregoing actions, our business may be seriously harmed. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

          On June 21, 2000, we received a letter from EMC Corporation alleging, among other things, that we and our executives have misrepresented that EMC is an investor in StorageNetworks even though EMC is not an investor, misappropriated confidential EMC information, targeted employees of EMC for employment in violation of contractual commitments not to hire EMC employees, adopted advertising slogans similar to EMC’s, and interfered with contractual relationships between EMC and certain of EMC’s customers. No legal proceedings have been brought by EMC, but the letter suggests that EMC may commence legal proceedings against us seeking substantial damages and/or injunctive relief. In addition, as a result of this controversy EMC may terminate its professional services subcontract agreement with us described above or refuse to sell us additional hardware for use in our S-POP data centers. We believe EMC’s allegations are without merit and intend to defend vigorously any legal proceedings which EMC might commence against us.

          Our stock price may continue to be volatile and could result in substantial losses for investors.

          An active public market for our common stock may not develop or be sustainable. The market for technology stocks has been extremely volatile. The following factors could cause the market price of our common stock in the public market to fluctuate significantly:

*	the addition or departure of key personnel;

*	variations in our quarterly operating results;

*	announcements by us or our competitors of significant contracts, new products or services offerings or enhancements, acquisitions, joint ventures or capital commitments;

*	our sales of common stock or other securities in the future;

*	changes in market valuations of technology companies; and

*	fluctuations in stock market prices and volumes.

In the past, class action litigation has often been brought against companies following periods of volatility in the market price of those companies’ common stock. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management’s attention and resources and could materially adversely affect our business and results of operations.

Provisions of our charter documents may have anti-takeover effects that could prevent a change in control even if the change in control would be beneficial to our stockholders.

          Provisions of our amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. For example, our Board of Directors is staggered in three classes, so that only one-third of the directors may be replaced at any annual meeting. Our by-laws limit the persons authorized to call special meetings of stockholders and require advance notice for stockholders to submit proposals for consideration at stockholder meetings. Additionally, our certificate of incorporation permits our board of directors to authorize the issuance of preferred stock without stockholder approval, which could have the effect not only of delaying or preventing an acquisition but also of adversely affecting the price of our common stock.

ITEM 3.	Qualitative and Quantitative Disclosures About Market Risk

          Nearly all of our revenues to date have been denominated in United States dollars and are primarily from customers located in the United States. We have European subsidiaries consisting of an S-POP data center and sales offices located in England and two sales office located in Germany. We also have a sales office located in Australia, and we intend to establish other foreign subsidiaries in the future. Revenues from international customers to date have not been significant. We incur costs for our overseas offices in the local currency of those offices for staffing, rent, telecommunications and other services. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of those currencies in relation to the United States dollar. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and, when appropriate, use financial hedging techniques to minimize the effect of these fluctuations in the future. We do not currently utilize any derivative financial instruments or derivative commodity instruments.

          Our interest income is sensitive to changes in the general level of United States interest rates. We typically do not attempt to reduce or eliminate our market risk on our investments because substantially all of our investments are in fixed-rate, short-term securities. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the fixed-rate, short-term nature of our investment portfolio.

PART II.   OTHER INFORMATION

ITEM 1.	Legal Proceedings

          In the ordinary course of business, we become involved in various lawsuits and claims. While the outcome of these matters is not currently determinable, management believes, after consultation with legal counsel, that the outcome will not have a material adverse effect on our results of operations or its financial position.

ITEM 2.	Changes in Securities and Use of Proceeds

     Changes in Constituent Instruments Defining the Rights of Securityholders

          On July 6, 2000, in connection with the closing of our IPO, our new Restated Certificate of Incorporation, Amended and Restated By-laws, and new form of common stock certificate became effective. Upon the closing of the IPO and the effectiveness of our Restated Certificate of Incorporation, all of our outstanding preferred stock (series A, B, C and D) automatically converted into an aggregate of 54,109,118 shares of common stock.

     Initial Public Offering and Use of Proceeds from Sales of Registered Securities

          On June 30, 2000, we sold 9,000,000 shares of our common stock in our IPO at a price of $27.00 per share pursuant to a Registration Statement on Form S-1 (the “Registration Statement”) (Registration No. 333-31430) that was declared effective by the Securities and Exchange Commission on June 29, 2000. Goldman, Sachs & Co., Credit Suisse First Boston, Thomas Weisel Partners LLC and Wit Soundview were the managing underwriters (the “Underwriters”) of the offering. On July 3, 2000, the Underwriters exercised their option to purchase an additional 1,350,000 shares of our common stock at $27.00 per share. The aggregate net proceeds to StorageNetworks from the offering were approximately $260 million after deducting an aggregate of approximately $19.5 million in underwriting discounts and commissions to the Underwriters. Goldman, Sachs & Co., who received underwriting discounts of approximately $8.7 million in connection with the IPO, is affiliated with entities that hold, in the aggregate, more than 10% of our outstanding common stock. In addition to underwriting discounts and commissions, the expenses incurred in connection with the offering were approximately $1,000,000 million, including approximately $300,000 of legal costs, approximately $150,000 of accounting costs, approximately $250,000 of printing and engraving costs, approximately $190,000 of registration, filing and listing costs, approximately $5,000 of transfer agent costs, and other costs of approximately $100,000. We also incurred expenses of $879,780 for directors and officers insurance.

     Recent Sales of Unregistered Securities

          From April 1, 2000 through June 30, 2000, we granted stock options to employees, directors, officers and consultants to purchase an aggregate of 1,640,100 shares of our common stock with exercise prices ranging from $17 to $23 per share. During this same period, we issued an aggregate of 674,000 shares of our common stock to employees, directors, officers and consultants, for aggregate cash proceeds of $89,112.53, pursuant to the exercise of stock options. The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions from registration set forth in Sections 3(b) and 4(2) of the Securities Act, or regulations promulgated thereunder, relating to sales by an issuer not involving any public offering, or an exemption from registration under Rule 701 of the Securities Act. No underwriters or placement agents were involved in the foregoing issuance and sales.

ITEM 3.	Defaults Upon Senior Securities

          Not applicable.

ITEM 4.	Submission of Matters To a Vote of Security Holders

         On March 31, 2000, our stockholders approved a Certificate of Amendment to our then-effective Certificate of Incorporation (which was subsequently restated in connection with the IPO), increasing the number of shares of authorized common stock from 190,000,000 to 600,000,000. Also on March 31, 2000, our stockholders approved our Restated Certificate of Incorporation, which became effective upon the closing of our IPO. That Certificate of Amendment and the Restated Certificate of Incorporation were approved by the written consent of stockholders holding an aggregate of 72,047,357 shares of common stock (which number reflects the automatic conversion of our series A, series B, series C and series D preferred stock into common stock upon the closing of our IPO). On May 15, 2000, our stockholders approved a Certificate of Amendment to our then-effective Certificate of Incorporation (which was subsequently restated in connection with the IPO), amending certain terms of our series D preferred stock. That Certificate of Amendment was aproved by the written consent of stockholders holding an aggregate of 67,242,707 shares of common stock (which number reflects the automatic conversion of our series A, series B, series C and series D preferred stock into common stock upon the closing of our IPO).

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits and Reports on Form 8-K.

          (a) Exhibits.

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of StorageNetworks, Inc.
3.2*	Amended and Restated By-laws of StorageNetworks, Inc.
4.1*	See Exhibits 3.1 and 3.2, for provisions of the Certificate of Incorporation and By-Laws of StorageNetworks, Inc. defining the rights of holders of the Company’s capital stock
4.2*	Specimen Stock Certificate
27.1**	Financial Data Schedule

*
Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-31430) filed with the Securities and Exchange Commission in connection with its initial public offering which became effective on June 29, 2000)

**	Filed herewith

(b)	Reports on Form 8-K

          Not applicable.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Dated: August 10 , 2000
STORAGENETWORKS, INC.

By:	/s/ Paul C. Flanagan

Paul C. Flanagan
Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Exhibit Index

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of StorageNetworks, Inc.
3.2*	Amended and Restated By-laws of StorageNetworks, Inc.
4.1*	See Exhibits 3.1 and 3.2, for provisions of the Certificate of Incorporation and By-Laws of StorageNetworks, Inc. defining the rights of holders of the Company’s capital stock
4.2*	Specimen Stock Certificate
27.1**	Financial Data Schedule

*
Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-31430) filed with the Securities and Exchange Commission in connection with its initial public offering which became effective on June 29, 2000)

**	Filed herewith