Form 10-Q
period 2000-09-30
STORAGENETWORKS INC
filed 2000-10-26
CIK 1075658

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 0-30905

STORAGE NETWORKS , INC .
(Exact name of registrant as specified in its charter)

Delaware	04-3436145
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

100 Fifth Avenue
Waltham, MA 02451
(781) 434-6700
(Address, Including Zip Code, and Telephone Number, Including Area Code,
of Registrant’s Principal Executive Offices)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No  ☐

          The number of shares outstanding of the registrant’s Common Stock as of October 20, 2000: 91,218,394 shares.

StorageNetworks, Inc.

Form 10-Q
For the Quarterly Period Ended September 30, 2000

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

StorageNetworks, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 1999	September 30, 2000
	Note 1	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 13	$ 274,086
Short-term investments	34,802	51,646
Accounts receivable, net	3,167	4,541
Prepaid expenses and other current assets	1,499	8,965

Total current assets	39,481	339,238
Property and equipment, net	25,752	116,108
Restricted cash equivalents	359	9,377
Rights to use fiber optic capacity	900	4,922
Other assets	767	6,464

Total assets	$ 67,259	$ 476,109

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 3,094	$ 3,072
Accrued expenses	6,082	16,768
Deferred revenue	810	4,336
Capital lease obligations	4,442	17,068

Total current liabilities	14,428	41,244

Capital lease obligations, less current portion	15,822	79,487

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Series A convertible preferred stock	50	—
Series B convertible preferred stock	102	—
Common stock	245	912
Additional paid-in capital	80,942	485,973
Deferred stock compensation	(19,880)	(15,349)
Accumulated other comprehensive income	—	117
Accumulated deficit	(24,450)	(116,275)

Total stockholders’ equity	37,009	355,378

Total liabilities and stockholders’ equity	$ 67,259	$ 476,109

See notes to condensed consolidated financial statements.

StorageNetworks, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	2000	1999	2000
REVENUES:
Managed storage services revenues	$ 166	$ 9,483	$ 232	$ 14,463
Professional services revenues	828	4,837	957	12,515
Equipment revenues	1,307	—	1,935	—

Total revenues	2,301	14,320	3,124	26,978

COSTS AND EXPENSES:
Cost of managed storage services revenues, excluding deferred stock compensation amortization amounts	1,662	21,916	2,794	48,712
Cost of professional services revenues, excluding deferred stock compensation amortization amounts	1,283	4,987	1,809	14,953
Cost of equipment revenues	1,202	—	1,809	—
Sales and marketing, excluding deferred stock compensation amortization amounts	1,852	14,756	3,260	35,505
General and administrative, excluding deferred stock compensation amortization amounts	1,449	4,983	2,597	12,741
Research and development, excluding deferred stock compensation amortization amounts	351	3,174	518	7,697
Amortization of deferred stock compensation*	353	1,256	519	3,833

Total costs and expenses	8,152	51,072	13,306	123,441
Loss from operations	(5,851)	(36,752)	(10,182)	(96,463)
Interest income	615	5,682	757	9,435
Interest expense	(79)	(2,422)	(79)	(4,797)

Net loss	$(5,315)	$(33,492)	$(9,504)	$(91,825)

Net loss per share—basic and diluted	$ (0.22)	$ (0.37)	$ (0.39)	$ (1.94)

Weighted average common shares outstanding	24,400	90,890	24,400	47,422

*Amortization of deferred stock compensation Cost of managed storage services revenues	$ 33	$ 89	$ 42	$ 372
Cost of professional services revenues	27	115	33	415
Sales and marketing	165	440	267	1,231
General and administrative	64	104	85	475
Research and development	64	508	92	1,340

	$ 353	$ 1,256	$ 519	$ 3,833

See notes to condensed consolidated financial statements.

StorageNetworks, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	1999	2000
Net cash used in operating activities	$ (6,189)	$ (69,874)

INVESTING ACTIVITIES:
Purchases of property and equipment	(3,419)	(21,699)
Purchases of short term investments	(39,483)	(225,420)
Proceeds from maturities of short term investments	—	208,576
Purchase of restricted cash equivalants	(96)	(9,018)

Net cash used in investing activities	(42,998)	(47,561)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	259,888
Proceeds from exercise of stock options	—	1,142
Proceeds from issuance of preferred stock, net	51,000	143,000
Offering costs	(49)	(1,332)
Proceeds from sale-leaseback transactions	456	—
Payments of capital lease obligations	(157)	(11,307)

Net cash provided by financing activities	51,250	391,391
Net increase (decrease) in cash and cash equivalents	(2,063)	273,956
Effect of exchange rate changes on cash	—	117
Cash and cash equivalents at beginning of period	8,280	13

Cash and cash equivalents at end of period	$ 10,343	$ 274,086

See notes to condensed consolidated financial statements.

StorageNetworks, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of StorageNetworks, Inc. (the “ Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

3.	Property and Equipment

          Property and equipment consist of the following (in thousands):

	December 31, 1999	September 30, 2000
Global Data Storage Network related equipment	$ 22,952	$ 122,852
Furniture, fixtures, computer equipment and other	3,380	5,796
Leasehold improvements	367	773
Purchased software	801	3,248

	27,500	132,669
Less accumulated depreciation and amortization	(1,748)	(16,561)

	$ 25,752	$ 116,108

4.	Segment Information

          The results of operations of the Company’s professional services and managed storage services segments are reported separately in the accompanying condensed consolidated statements of operations. Total assets pertaining to the Company’s professional services were $2.6 million and $3.0 million at December 31, 1999 and September 30, 2000, respectively. Total assets for the Company’s managed storage services totaled $23.2 million and $110.7 million at December 31, 1999 and September 30, 2000, respectively.

5.	Comprehensive Income

          Total comprehensive loss was not materially different from net loss for the three and nine months ended September 30, 2000.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

          We are the first company to focus solely on providing data storage as a service. We are creating the first global data storage network, allowing our customers to connect their computer systems, or “plug in”, to our network to store and access their data in much the same way they obtain and consume electricity or telephone service. We are building and expanding a dedicated fiber network that connects our storage point of presence, or S-POP, data centers in major metropolitan areas. Our metropolitan storage networks are then connected to each other and to our Global Operations Center through long distance fiber optic connections. Our proprietary operating system software controls and monitors the S-POP data centers, these networks and our Global Operations Center. This combination of the long distance fiber optic connections, the metropolitan area networks connecting our data centers, Global Operations Center and proprietary operating system comprises our Global Data Storage Network. Customers can access a pool of data storage by connecting to the network from either their own locations, at which we have established an S-POP data center on site or which is located within 30 miles of an S-POP data center, or from a web hosting facility where their servers are located and at which we have built an S-POP data center. Our proprietary Virtual Storage Portal storage service management application permits customers to monitor and control their storage resources, monitor our performance, and to request changes or upgrades to our managed storage services.

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

          We provide our professional services under statements of work with our customers, and we work on either a fixed price or time and materials basis. Our professional services engagements generally consist of assessments, designs and implementations of a customer’s data storage systems not related to our managed storage services. Our professional services engagements vary in length, generally from one to three months, depending on the scope of the services provided. Revenues from professional services are recognized as the services are provided, with revenues from fixed price contracts recognized using the percentage of completion method of accounting, adjusted monthly for the cumulative impact of any revision in estimates.

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

General and Administrative

          Our general and administrative expenses consist primarily of salaries and benefits of our administrative personnel, information technology costs, facility costs associated with regional offices and fees for outside professional advisors.

Research and Development

          Our research and development expenses consist primarily of salaries and benefits of our technology and engineering personnel, depreciation of laboratory and quality assurance capital equipment, and third party development costs.

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

Results of Operations for the Three and Nine-Month Periods Ended September 30, 1999 and September 30, 2000

Revenues

          Total revenues for the three and nine months ended September 30, 2000 were $14.3 million and $27.0 million, respectively, compared to $2.3 million and $3.1 million in the same periods in 1999. Revenues from managed storage services for the three and nine months ended September 30, 2000 were $9.5 million and $14.5 million, respectively, as compared to $166,000 and $232,000 in the same periods in 1999. The increase in managed storage services revenues resulted from an increase in the number of managed storage services customers in the 2000 periods. We provided managed storage services to 99 customers during the three and nine months ended September 30, 2000 as compared to 4 customers during the 1999 periods. Revenues from professional services were $4.8 million and $12.5 million for the three and nine months ended September 30, 2000, respectively, as compared to $828,000 and $957,000 in the same periods in 1999. The increase in professional services revenues resulted from an increase in the number of professional services engagements as compared to the same periods in 1999. During the three and nine months ended September 30, 2000, we had no data storage equipment sales. We do not expect to sell equipment to our customers as part of our regular operations in the future. During the three and nine months ended September 30, 1999, we sold data storage equipment to customers to facilitate their subsequent purchase orders of managed storage services.

Cost of Revenues

          Cost of managed storage services revenues in the three and nine months ended September 30, 2000 were $21.9 million and $48.7 million, respectively, compared to $1.7 million and $2.8 million in the same periods in 1999. The increases were caused by an increase in the number of S-POP data centers in operation during the 2000 periods. Accordingly, costs incurred in the operation of an S-POP data center, such as depreciation of capital equipment, personnel costs, networking costs and facility costs, were all higher in the 2000 periods. Cost of professional services revenues in the three and nine months ended June 30, 2000 were $5.0 million and $15.0 million, respectively, as compared to $1.3 million and $1.8 million in the same periods in 1999. The increases were caused by an increase in the number of professional services personnel in the 2000 periods. Since we did not have any equipment revenues during the three and nine months ended September 30, 2000, we did not incur any associated costs.

Sales and Marketing

          Sales and marketing expenses in the three and nine months ended September 30, 2000 were $14.8 million and $35.5 million, respectively, as compared to $1.9 million and $3.3 million in the same periods in 1999. The increases were caused primarily by an increase in the number of sales and marketing personnel and an increase in promotional and advertising activities in the 2000 periods. In addition, higher direct sales related compensation expenses, such as commissions and bonuses, were incurred in the 2000 period.

General and Administrative

          General and administrative expenses in the three and nine months ended September 30, 2000 were $5.0 million and $12.7 million, respectively, compared to $1.4 million and $2.6 million in the same periods in 1999. The increases were caused by an increase in the number of general and administrative personnel as well as increased information technology and facilities costs incurred as a result of our growth in the 2000 periods.

Research and Development

          Research and development expenses in the three and nine months ended September 30, 2000 were $3.2 million and $7.7 million, respectively, compared to $351,000 and $518,000 in the same periods in 1999. The increases were caused by an increase in the number of technology and engineering personnel and higher costs incurred in connection with technology and research activities, such as equipment and depreciation, in the 2000 periods.

Amortization of Deferred Stock Compensation

          Amortization of deferred stock compensation in the three and nine months ended September 30, 2000 was $1.3 million and $3.8 million, respectively, compared to $353,000 and $519,000 in the same periods in 1999. Higher deferred stock compensation balances in the 2000 periods, which caused the increases in amortization of deferred stock compensation, is the result of a larger number of stock options granted with exercise prices deemed to be less than the fair value of common stock at the dates of grant.

Interest Income

          Interest income in the three and nine months ended September 30, 2000 was $5.7 million and $9.4 million, respectively, compared to $615,000 and $757,000 in the same periods in 1999. The increases were caused by higher average cash and investment balances during the 2000 periods.

Interest Expense

          Interest expense in the three and nine months ended September 30, 2000 was $2.4 million and $4.8 million, respectively, compared to $79,000 in the same periods in 1999. The increase resulted from higher capital lease obligations, under which interest expense is incurred, in the 2000 periods.

Liquidity and Capital Resources

          Prior to our initial public offering (“IPO”), which we completed in July 2000, we financed our operations primarily through private equity security transactions and capital lease arrangements. At September 30, 2000, we had cash and cash equivalents of $274.1 million, short-term investments of $51.6 million, and working capital of $298.0 million.

          Net cash used in operating activities totaled $69.9 million in the nine months ended September 30, 2000, and $6.2 million in the same period in 1999. Our use of cash in the 1999 and 2000 periods was primarily attributable to the operating loss generated by our investment in the growth of our business, offset by non-cash charges such as depreciation and amortization and increases in accounts payable and accrued expenses.

          Net cash used in investing activities totaled $47.6 million in the nine months ended September 30, 2000, and $43.0 million in the same period in 1999. Our cash used in investing activities in the 1999 period resulted primarily from the procurement of capital equipment to commence operations, including Global Data Storage Network related equipment to be used in our S-POP data centers. Our cash used in investing activities in the 2000 period resulted primarily from our purchase of short-term investments offset by maturities of such investments, as well as additional procurement of capital equipment, principally Global Data Storage Network related equipment.

          Net cash provided by financing activities totaled $391.4 million in the nine months ended September 30, 2000, and $51.3 million in the same period in 1999. The cash provided by financing activities in the nine months ended September 30, 2000 primarily reflects the proceeds received from our IPO and the sale of Series C and Series D preferred stock, totaling $402.9 million. The cash provided by financing activities in the nine months ended September 30, 1999 primarily reflects the proceeds received from the sale of Series A and B preferred stock, totaling $51.0 million.

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

          We commenced operations in October 1998. We did not operate our first data storage center until May 1999. We began offering our managed data storage services in May 1999 and derived 12% of revenues in 1999 and 54% of revenues for the nine-month period ended September 30, 2000 from these services. Until recently, revenues from services other than managed data storage services have constituted a majority of our revenues. For example, professional services constituted 51% of our revenues in 1999 compared to 46% of our revenues for the nine-month period ended September 30, 2000; and sale of equipment accounted for 37% of revenues in 1999 and 0% of revenues for the nine-month period ended September 30, 2000. Due to the changing nature of our business, our limited operating history and the emerging nature of our markets and services, our historical financial information is not a reliable indicator of future performance. Therefore it is difficult to evaluate our business and prospects.

The storage service provider market is new and our business will suffer if it does not develop as we expect.

          The storage service provider market is new and may not grow or be sustainable. Potential customers may choose not to purchase storage services from a third party provider due to concerns about security, reliability, system availability or data loss. It is possible that our services may never achieve broad market acceptance. Furthermore, we incur operating expenses based largely on anticipated revenue trends that are difficult to predict given the recent emergence of the storage service provider market. If this market does not develop, or develops more slowly than we expect, our business, results of operations and financial condition will be seriously harmed.

We have a history of losses, and our failure to increase our revenues would prevent us from achieving and maintaining profitability.

          We have never been profitable. We have incurred losses in each quarter since our inception. We experienced a net loss of $23.9 million in 1999 and $91.8 million for the nine-month period ended September 30, 2000. As of September 30, 2000, we had an accumulated deficit of $116.3 million. We cannot be certain that our revenues will grow or that we will generate sufficient revenues to achieve profitability. Our failure to increase our revenues would harm our business and operating results. We expect to continue to incur significant and increasing capital, infrastructure, sales and marketing, product development, administrative and other expenses. We will incur substantial costs in extending our Global Data Storage Network, including establishing, expanding and operating new and existing S-POP data centers. We believe that we will continue to incur losses on a quarterly and annual basis for the foreseeable future. We will need to generate significantly higher revenues in order to achieve and maintain profitability. If our revenues grow more slowly than we anticipate, or if our operating or capital expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be materially and adversely affected.
  ;

Our growth strategy will be unsuccessful if we are unable to expand our Global Data Storage Network.

          A key component of our growth strategy is to expand our Global Data Storage Network. Our planned expansion includes further development of proprietary technology such as our Virtual Storage Portal software and Global Data Storage Network operating system, expanding existing facilities, the opening of storage facilities in the United States and internationally and the procurement of rights to additional fiber in metropolitan areas, long distance fiber optic connections across different metropolitan areas, and other transmission media to connect our customers and our data centers. Our continued expansion and development of our network will depend on, among other things, our ability to assess markets, identify data center locations and obtain rights to fiber and other transmission media, all in a timely manner, at reasonable cost and on acceptable terms. Our plans as to the exact location and number of data centers are likely to change from time to time in response to market conditions. Our inability to continue to build our network, or to effectively manage its expansion, would have a material adverse effect on our business and financial condition.

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

          We have had only limited deployment of our Global Data Storage Network to date. Our Global Data Storage Network consists of our operating system software, S-POP data centers, the network infrastructure such as fiber optic cable that connects the S-POP data centers and our control center which monitors data centers and other network activity. Our data storage network is undergoing further expansion and we have not operated our network or provided services to customers on the scale that we will in the future if there is broad market acceptance of our services. Our infrastructure may not perform as expected as the number of customers, data centers and network components increases. Because our contracts provide customers credits against a portion of their monthly service fees if our services do not achieve specified performance levels of data availability, successfully completed back-ups and data security, we will lose revenues if our network does not perform as we expect. Moreover, we will need to make additional investments in our infrastructure to satisfy future customers as demand increases. There can be no assurance that we will be able to make these investments successfully or at an acceptable cost, and upgrades to our infrastructure may cause delays or failures in our services. As a result, in the future our infrastructure may be unable to satisfy customer demand. Our failure to satisfy customer demand could damage our reputation, significantly reduce demand for our services, and cause us to receive lower fees than expected and incur unforeseen costs to remedy our shortfalls.

Only a small number of our S-POP data centers have achieved positive gross margins and all of our S-POP data centers may not achieve or maintain profitability.

          We believe that an S-POP data center, once operational, will take more than 12 months to achieve positive gross margins. Only a small number of our S-POP data centers have achieved positive gross margins for any period. Due to our limited operating history, we have little historical evidence that indicates that all or a significant number of our S-POP data centers will achieve and sustain operating profitability. Our failure to attract customers and control operating costs could result in poor utilization of our S-POP data centers and could cause our business to be materially and adversely affected.

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

Our competition includes storage hardware and software vendors and other storage service providers against whom we may not be able to compete successfully.

          We currently face competition from storage hardware and software vendors. Some of these vendors also provide consulting and related services that compete with our services. Many of these vendors have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than we have. Many of these vendors also have more extensive customer bases, broader customer relationships and broader industry alliances than us, including relationships with many of our current and potential customers.

          We also face competition from other storage service providers and additional direct competitors are likely to enter this market. Additionally, some hardware and software vendors have announced, and others may develop, managed storage service offerings that compete with ours. Moreover, we have relationships with several vendors that we or they could choose to discontinue if they began to offer competing managed storage services.

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

          Our operating expenses are largely based on anticipated revenue trends. As a result, a delay in generating or recognizing revenues for these or any other reasons could cause significant variations in our operating results from quarter to quarter and could result in substantial operating losses. If these events occur, it is likely that in some future quarters our operating results will be below the expectations of investors; and, in this event, the price of our common stock could fall. Additionally, the above events could cause serious harm to our overall business.

We rely on third party suppliers for the components of our infrastructure and the storage products we use in delivering our services and any interruption in the supply of these products and materials could harm our business.

          We are dependent on other companies to supply the key components of our network infrastructure and the hardware and software storage products we use in delivering our services. For example, of the disk storage arrays and related software that we use in the delivery of our managed storage services, during the first nine months of 2000 we purchased 45% from EMC Corporation, 20% from Compaq and 11% from Network Appliance, and during the quarter ended September 30, 2000 we purchased 1% from EMC, 43% from Compaq and 37% from Network Appliance. We currently purchase a large portion of the software and hardware products used in our services offerings from approximately 15 storage product vendors. Any interruption in our ability to obtain these products, or comparable quality replacements, would substantially harm our business and results of operations.

If our professional services revenues, including the professional services revenues that we derive from our subcontractor agreement with EMC Corporation, decline in the near future, our quarterly results will be harmed.

        During the nine-month period ended September 30, 2000, we earned approximately 24% of our total revenues by providing professional services to customers of EMC Corporation pursuant to a subcontractor agreement with EMC. If we experience a decrease in revenues from professional services, through the termination of our agreement with EMC or otherwise, our total revenues may significantly decrease and our quarterly results in the near future would be harmed. Since June 2000, when EMC made the allegations against us described below, we and EMC have entered into fewer new professional services engagements, and we expect the number of new engagements to continue to decline.

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

          Approximately 75% of our managed storage services revenues recognized in the quarter ended September 30, 2000 was derived from customers that are Internet-based businesses, and a significant portion of our future managed storage services revenues may be derived from this customer base. The unproven business models of some of these customers makes their continued financial viability uncertain. Given the short operating history and emerging nature of some of these businesses, there is a risk that some of these customers will encounter financial difficulties and fail to pay for our services or delay payment substantially. The failure of these customers to pay our fees on a timely basis or to continue to purchase our services in accordance with their contractual commitments could adversely affect our revenue collection periods, revenues and other financial results.

We incurred a significant amount of deferred stock compensation that will decrease our earnings over the next four years.

          We recorded deferred stock compensation of $1.1 million in 1998, $20.8 million in 1999 and $580,000 in the nine months ended September 30, 2000 for stock options granted at exercise prices determined to be below the fair market value of our common stock. We will amortize this deferred compensation through 2004, which will decrease our earnings during those years. We expect to incur amortization of deferred stock compensation of $5.1 million in 2000, $5.0 million in 2001, $5.0 million in 2002, $4.0 million in 2003 and $90,000 in 2004.

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

          We do not have any patents and have filed only six patent applications with respect to our data storage services. We cannot be certain that our current patent application or any future applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent issued will not be challenged, invalidated or circumvented, or that rights granted under any patent issued to us will afford us a competitive advantage. We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection. Our intellectual property may be subject to even greater risk in foreign jurisdictions. The laws of many countries do not protect proprietary rights to the same extent as the laws of the United States.

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

          On June 21, 2000, we received a letter from EMC Corporation alleging, among other things, that we and our executives have misrepresented that EMC is an investor in StorageNetworks even though EMC is not an investor, misappropriated confidential EMC information, targeted employees of EMC for employment in violation of contractual commitments not to hire EMC employees, adopted advertising slogans similar to EMC’s, and interfered with contractual relationships between EMC and certain of EMC’s customers. No legal proceedings have been brought by EMC, but the letter suggests that EMC may commence legal proceedings against us seeking substantial damages and/or injunctive relief. In addition, since the time of the allegations made by EMC in June 2000, the number of new professional services engagements with EMC under our subcontractor agreement with EMC has decreased significantly and it is likely that the number of new engagements will continue to decline. Also, EMC may refuse to sell us additional hardware for use in our S-POP data centers. We believe EMC’s allegations are without merit and intend to defend vigorously any legal proceedings that EMC might commence against us.

          Our stock price has been volatile and could result in substantial losses for investors.

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

          Provisions of our amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. For example, our Board of Directors is staggered in three classes, so that only a portion of the directors may be replaced at any annual meeting. Our by-laws limit the persons authorized to call special meetings of stockholders and require advance notice for stockholders to submit proposals for consideration at stockholder meetings. Additionally, our certificate of incorporation permits our board of directors to authorize the issuance of preferred stock without stockholder approval, which could have the effect not only of delaying or preventing an acquisition but also of adversely affecting the price of our common stock.

ITEM 3.	Qualitative and Quantitative Disclosures About Market Risk

          Nearly all of our revenues to date have been denominated in United States dollars and are primarily from customers located in the United States. We have S-POP data centers and sales offices located outside the United States and we intend to increase our international operations in the future. Revenues from international customers to date have not been significant. We incur costs for our overseas offices in the local currency of those offices for staffing, rent, telecommunications and other services. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of those currencies in relation to the United States dollar. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and, when appropriate, use financial hedging techniques to minimize the effect of these fluctuations in the future. We do not currently utilize any derivative financial instruments or derivative commodity instruments.

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

     Initial Public Offering and Use of Proceeds from Sales of Registered Securities

          In our initial public offering ("IPO"), we sold 10,350,000 shares of our common stock in our IPO at a price of $27.00 per share pursuant to a Registration Statement on Form S-1 (the “Registration Statement”) (Registration No. 333-31430) that was declared effective by the Securities and Exchange Commission on June 29, 2000. The aggregate net proceeds to StorageNetworks from the offering were approximately $260 million after deducting an aggregate of approximately $19.5 million in underwriting discounts and commissions to the Underwriters. Goldman, Sachs & Co., who received underwriting discounts of approximately $8.7 million in connection with the IPO, is affiliated with entities that hold, in the aggregate, more than 10% of our outstanding common stock. In addition to underwriting discounts and commissions, the expenses incurred in connection with the offering were approximately $1.0 million, including approximately $300,000 of legal costs, approximately $150,000 of accounting costs, approximately $350,000 of printing and engraving costs, approximately $190,000 of registration, filing and listing costs and approximately $5,000 of transfer agent costs. To date, we have not utlized any other proceeds from the IPO.

     Recent Sales of Unregistered Securities

          From July 1, 2000 through September 30, 2000, we granted stock options to employees, officers and consultants to purchase an aggregate of 245,950 shares of our common stock with exercise prices ranging from $84.50 to $115.13 per share. During this same period, we issued an aggregate of 137,551 shares of our common stock to employees, directors, officers and consultants, for aggregate cash proceeds of $27,089.50, pursuant to the exercise of stock options. The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions from registration set forth in Sections 3(b) and 4(2) of the Securities Act, or regulations promulgated thereunder, relating to sales by an issuer not involving any public offering, or an exemption from registration under Rule 701 of the Securities Act. No underwriters or placement agents were involved in the foregoing issuance and sales.

ITEM 3.	Defaults Upon Senior Securities

          Not applicable.

ITEM 4.	Submission of Matters To a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits and Reports on Form 8-K.

          (a) Exhibits.

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of StorageNetworks, Inc.
3.2**	Amended and Restated By-laws of StorageNetworks, Inc.
10.1**	Promissory Note from Michael Tardif to StorageNetworks, Inc., dated August 15, 2000
10.2**	Hobbs Brook Office Park Lease between StorageNetworks, Inc. and 275 Wyman Street Trust, dated July, 2000
27.1***	Financial Data Schedule

*
Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-31430) filed with the Securities and Exchange Commission in connection with its initial public offering which became effective on June 29, 2000).

**	Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-48530) filed with the Securities and Exchange Commission on October 24, 2000.
***	Filed herewith

(b)	Reports on Form 8-K

          Not applicable.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Dated: October 25, 2000
STORAGENETWORKS, INC.

By:	/s/ Paul C. Flanagan

Paul C. Flanagan
Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Exhibit Index

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of StorageNetworks, Inc.
3.2**	Amended and Restated By-laws of StorageNetworks, Inc.
10.1**	Promissory Note from Michael Tardif to StorageNetworks, Inc., dated August 15, 2000
10.2**	Hobbs Brook Office Park Lease between StorageNetworks, Inc. and 275 Wyman Street Trust, dated July, 2000
27.1***	Financial Data Schedule

*
Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-31430) filed with the Securities and Exchange Commission in connection with its initial public offering which became effective on June 29, 2000)

**	Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-48530) filed with the Securities and Exchange Commission on October 24, 2000.
***	Filed herewith