Form 10-K405
period 2000-12-31
STORAGENETWORKS INC
filed 2001-03-23
CIK 1075658

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from      to

                        Commission File number 0-30905

                             StorageNetworks, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                       04-3436145
       (State or other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                       Identification No.)

  225 Wyman Street, Waltham, Massachusetts                         02451
   (Address of Principal Executive Offices)                      (Zip Code)

  Registrant's Telephone Number, including area code: (781) 622-6700

  Securities registered pursuant to Section 12(b) of the Act: None.

  Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X      No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $1,162,210,462 as of January 31, 2001. The number of shares outstanding of the registrant's class of Common Stock as of March 19, 2001 was 96,206,241 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE.

  Certain information is incorporated into Part III of this report on Form 10-K by reference to the Proxy Statement for the registrant's 2001 Annual Meeting of Stockholders to be held on May 15, 2001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             StorageNetworks, Inc.
                           Annual Report on Form 10-K
                  For the Fiscal Year Ended December 31, 2000

                               TABLE OF CONTENTS

PART I
  Item 1. Business.........................................................   1
  Item 2. Properties.......................................................   8
  Item 3. Legal Proceedings................................................   8
  Item 4. Submission of Matters to a Vote of Security Holders..............   8
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder
   Matters.................................................................   8
  Item 6. Selected Financial Data..........................................   9
  Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..............................................  10
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk......  25
  Item 8. Financial Statements.............................................  27
  Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure...............................................  42
PART III
  Item 10. Directors and Executive Officers of the Registrant..............  42
  Item 11. Executive Compensation..........................................  44
  Item 12. Security Ownership of Certain Beneficial Owners and Management..  45
  Item 13. Certain Relationships and Related Transactions..................  45
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on
   Form 8-K................................................................  45
Signatures.................................................................  46

                                    PART I

Item 1. Business.

                                   OVERVIEW

  StorageNetworks, Inc. and its subsidiaries ("StorageNetworks" or "we") is a leading provider of storage management services and developer of storage management technology. We provide both managed storage services and professional services to our customers. Through our proprietary software and technology we deliver storage management services that enable us to manage our customers' data storage environments. Our professional services assist customers in assessing their data storage needs and designing appropriate data storage systems.

  We are creating the first global data storage network, comprised of best of breed storage hardware, storage software and networking equipment. Our Global Data Storage Network connects our customers' computing environment to our services and serves as the platform where the customers' data reside. The Global Data Storage Network is a combination of metropolitan storage networks, long distance fiber networks, our Storage Points of Presence (S-POP) data centers, our Global Operations Center and our proprietary technology. In order to coordinate and manage the heterogeneous components of our Global Data Storage Network, we have developed the first storage specific operating system, our STORos operating system. Our proprietary STORvision command and control software allows our Global Operations Center to centrally control, modify and manage the Global Data Storage Network. We have also developed the Virtual Storage Portal software, a proprietary, web-based storage management tool that enables our managed storage services customers to analyze and monitor the service level agreement for our services and their storage utilization and availability. We integrate our best practices and repeatable processes into our proprietary technology in order to ensure the reliable delivery of our storage management services.

  We are focused exclusively on storage management services, and we provide these services from our S-POP data centers located either at enterprise customers' sites or within web hosting facilities. These services include primary data and tape back up and restore, as well as data replication and business continuity solutions. These services can be provided on equipment owned by StorageNetworks or by layering our proprietary software on top of customer-owned equipment. Our customers are organizations that require large and rapidly growing volumes of data storage capacity and include established enterprises and Internet-based businesses in a wide range of industries, such as financial services, communications and media, retail and energy and natural resources.

The StorageNetworks Solution

  Today, many organizations are faced with the increasing complexities and rising costs of data storage. We provide customers a viable alternative to traditional data storage by offering storage as a service and we create value for our customers by lowering the costs associated with storage and enabling customers to focus their information technology resources on their core business. We believe that our proprietary software and services provide the following key benefits to our customers:

  Simplifying the Complexity in Data Storage. Through our proven technologies, standard methodologies and focus on solving the complexities surrounding data storage, we deliver storage management services for complicated environments. Our software layer works to ensure that all components of our infrastructure are optimized to deliver reliable and secure data services. Our best practices and repeatable processes enable the scalability of services around the globe while maintaining a centralized management structure. We have dedicated more than 300 storage professionals to focus solely on implementing solutions that simplify data storage. Our test laboratory is constantly testing advanced technologies for interoperability and quality assurance. Our Global Data Storage Network, proprietary software and best practices enable our customers to rapidly deploy new storage as well as gain control over their existing storage infrastructure.

  Optimizing Human Resources. Implementing and managing enterprise-class storage infrastructure is increasingly complex and requires more attention to evaluate new storage technologies, build a scalable storage environment and manage the interoperability of components from multiple vendors. With StorageNetworks managing the storage environment, customers are able to focus on their core business applications rather than concentrate on their storage infrastructure.

  Lowering Costs. Customers are looking for ways to lower the costs of storage. Leveraging our proprietary technology and best practices, StorageNetworks is able to lower the cost of storage significantly. Through our STORos operating system and STORvision and Virtual Storage Portal software, StorageNetworks increases utilization of assets, enables the introduction of storage networks (storage area networks and/or network attached storage), improves management control of the storage environment and allows the introduction of lower-priced, multi-vendor technology into the environment while improving performance.

StorageNetworks Services

  We provide both data storage management and professional services to our customers either at the customers' data centers or in one of our Storage Point of Presence (S-POP) data centers. Our comprehensive suite of fully managed data storage services, which we call our PACS services, is designed to provide businesses with reliable and secure data storage services that can be readily expanded to meet and manage their critical data storage needs. With our PACS services, which stands for Protection, Availability, Continuity, Scalability and Security of data, we own and manage the storage infrastructure, including all hardware, software and networking equipment.

  Our STORmanage services offer customers the same reliable and secure storage management, on equipment that the customers own. With STORmanage services, customers receive our Virtual Storage Portal software, STORos operating system and STORvision command and control software, while our Global Operations Center monitors the customers' existing storage infrastructures.

  Our storage management services -- PACS and STORmanage -- include:

  . Our STORos proprietary storage operating system;

  . Our Virtual Storage Portal and STORvision proprietary storage service management software;

  . The secure storage platform of the Global Data Storage Network;

  . Our best practices and methodologies that are focused on architecting and delivering storage solutions;

  . Continuous testing and evaluation of advanced storage technology;

  . Continuous monitoring and management through our Global Operations
    Center;

  . Storage management expertise from our currently more than 300 storage professionals; and

  . Guaranteed service availability outlined in a comprehensive service level agreement.

  In addition, we offer comprehensive professional services, advising our customers on the best design, implementation and management of their data storage environment.

PACS Storage Management Services

  Our customers purchase our PACS services through comprehensive service level agreements. Our service level agreements guarantee that our services will meet or exceed specific performance criteria, including data and storage availability, successful performance of back-ups and overall infrastructure and data security. Customers commit to pay for a minimum usage level over the contract term. Typical contracts also include terms that permit customers to add managed storage capacity for additional fees over the term of the contract.

 Primary Data Storage Services

  DataPACS Switch Fabric Primary Data Storage Management Services. Our DataPACS services are a suite of managed primary data storage services based on a storage area network architecture. As our customers' storage needs grow, our DataPACS services can be expanded to add storage capacity, storage devices and servers to the network without disrupting access to existing stored data, and can also provide customers with point in time copies of their primary data to meet their needs.

  NetPACS Network Attached Primary Data Storage Management Services. Our NetPACS services are a suite of primary data storage services based on network attached storage architecture. Rather than being directly attached to the storage devices, customers' servers are connected to one or more file servers by a separate local area network. As our customers' needs grow, our NetPACS services can be expanded, adding storage capacity, as well as providing customers with point in time copies of their primary data to meet their needs.

 BackPACS Data Backup and Restore Services

  Our BackPACS services are a suite of managed services that copy customers' data onto magnetic tape media, which is then archived and stored. These services provide detailed restore procedures in the event of a file restoration or data corruption event.

 SafePACS Remote Site Data Replication and Business Continuity Services

  Our SafePACS services are a suite of managed services that copy customers' primary data using remote site data storage replication technologies. These services provide a high level of data protection and can be either synchronous or asynchronous, depending upon distance to the remote site.

STORwidth Primary Data Storage Management Services

  Our STORwidth services are a suite of primary data storage management services for rich media such as image, audio and video data. These services facilitate the economical replication of large static distributed applications.

STORmanage Management Services

  STORmanage services are a suite of managed services that monitor and manage a customer's existing storage assets, either onsite within the customer's own data center or within one of our Storage Point of Presence (S-POP) data centers. STORmanage services support primary disk (storage area network and network attached storage), tape back up and restore and remote site data replication. To deliver this service, we provide our customers with a combination of proprietary data storage management software, personnel and infrastructure. We provide a single software layer that sits on top of the customer's multi-vendor storage environment. STORmanage services take the customer's storage assets and layer on top our best practices and proprietary software, including our STORos operating system and Virtual Storage Portal and STORvision software, allowing the customer to become a service provider of storage to its own internal business units.

Professional Services

  We offer a full range of professional services. Our experts have extensive experience in helping customers design their primary data storage systems and optimize their existing storage infrastructure.

Our professional services experts offer in-depth storage and networking knowledge that can be applied directly to each customer's storage environment. We offer assessment and implementation expertise in the following areas:

  . primary data storage requirements, to address basic storage needs;

  . storage area networks, to solve performance, capacity growth and distance issues;

  . backup and restore strategies, to prevent data loss and enable efficient data recovery; and

  . business continuity strategies, to allow businesses to operate without interruption.

Storage Service Architecture

 Global Data Storage Network

  The Global Data Storage Network, or the "GDSN," includes best-of-breed storage hardware, storage software and networking equipment. This complex infrastructure is our storage platform, and we conduct extensive interoperability testing of these components in our labs prior to deployment. The GDSN platform is a dynamic environment that requires continuous testing and management.

  The GDSN links, and is composed of, all of the devices in the various geographic locations where we provide our services, effectively behaving as a single device that supports a wide range of applications and technology. Through the GDSN, we consolidate and network pools of storage, making it easier to provision capacity and improve performance to meet our customers' needs. The GDSN connects our customers' computing environments to our services, connects our S-POP data centers and serves as the platform where customer data resides.

  Our S-POP data centers are located either onsite at a customer's facility or at a web hosting service provider. Our S-POP data centers feature continuous security monitoring, redundant power with uninterruptible power supply and back-up diesel generator power, primary and secondary cooling systems, and water detection and fire suppression systems. Our S-POP data centers also have redundant arrays of independent disk systems, tape storage devices and storage management software. Each center is protected by several layers of access and security controls and by event monitoring. Each S-POP data center is continuously monitored from our Global Operations Center, which is located at our corporate headquarters in Waltham, Massachusetts, through a redundant, private command and control network.

  At the core of the S-POP data center is the S-POP Manager command and control center. The S-POP Manager control device is the key to providing storage management, as our STORos storage operating system and our STORvision and Virtual Storage Portal storage service management applications reside in the hardware that makes up the S-POP Manager command and control center.

 STORos Operating System

  The STORos operating system is our distributed operating system layer that is integrated with the Global Data Storage Network. The first storage-specific operating system, our STORos operating system distributes intelligence across the storage infrastructure, as opposed to restricting views and intelligence to individual components, as is the status quo today. The software communicates with individual devices both to collect information regarding the status of the devices and to set operational parameters. The STORos operating system has been designed to seamlessly integrate with multi-vendor infrastructures and with storage services management applications like our Virtual Storage Portal and STORvision command and control software. It also allows integration with our customers' existing and future business applications, for complete storage and data management functionality.

 STORvision Command and Control Software

  Used by our Global Operations Center, our STORvision software is a set of software tools that runs on top of the STORos operating system and shares data with the Virtual Storage Portal software. STORvision software allows us to centrally control, monitor and modify the Global Data Storage Network. It also allows us to provision storage faster, whenever it is needed, so our customers can fully utilize available storage resources. STORvision software automates the change management process, allowing our operations team to remotely monitor, and initiate changes to, the Global Data Storage Network, and to respond immediately to customer requests for capacity or modifications to the storage environment. Remote command and control facilitates efficient scalability by reducing the need to deploy people in multiple locations to handle change requests. Our STORvision software also helps automate procurement and configuration processes, manages assets in the network, sends event notifications and, in some cases, responds to events.

 Virtual Storage Portal Software

  To monitor their environment and our service level agreement, our customers use our Virtual Storage Portal web-based software. The Virtual Storage Portal software has been developed by us to provide our customers with a single powerful tool that combines storage services management functionality with storage resource management functionality.

  The Virtual Storage Portal software enables our customers to benefit from the simplicity that our services provide, without compromising control. This application presents our customers with an end-to-end view of the storage environment, and allows them to initiate changes to the storage infrastructure, storage capacity and the service level agreement through a central interface. By accessing the Virtual Storage Portal software interface, customers can monitor backups, check performance, view the storage topology and directly communicate with our Global Operations Center. The Virtual Storage Portal software provides customers with the following information about their managed storage resources:

  . Availability. Reports show users the availability of services over the last week and month, as well as trends in availability over time.

  . Capacity and provisioning. Reports show changes in capacity allocation and help customers predict future storage capacity requirements. These reports allow businesses to allocate storage usage among their various departments.

  . Utilization, performance and response time. Reports create graphical views of storage utilization over time, which allow users to perform application load balancing in order to redistribute usage. These features also allow users to predict future utilization requirements.

  . Security. Security login procedures prevent unauthorized users from viewing or controlling storage resources, and audit reports identify all account activity. Accounts can be set up so that various departments within an enterprise can access and view their storage resources without accessing those of other departments.

  . Service and change management. Customers can submit change requests directly to StorageNetworks' customer service and operations groups and can view the status of pending change requests.

Engineering

  Our engineering group designs, develops and maintains services that meet or exceed the performance guarantees set forth in our service level agreements. We investigate and test products from multiple vendors and integrate them into reliable services that can be rapidly implemented. These integrated services configurations are collected and stored in our STORvision software and are used by our operations group to deliver services to customers. This group is responsible for the expansion and continued development of the Global Data Storage Network infrastructure and for maintaining its security and integrity. This group is also responsible for the design and development of our proprietary technology, including our STORos operating system and Virtual Storage Portal and STORvision storage service management applications.

  The engineering group has established systems for incorporating best practices that can be applied by our professionals worldwide to ensure that consistent, high quality service is delivered to each customer. Members of the group also communicate regularly with vendors, standards bodies and research institutions to remain current on emerging technologies, providing us with the opportunity to influence the design, standardization and development of storage technologies and products.

  The engineering organization also maintains advanced technology laboratories that test interoperability, provide quality assurance, perform distance transmission analysis and test emerging technologies such as storage virtualization. These laboratories serve as controlled, secure environments for testing new services.

Operations

  Our operations group designs processes to provision and manage storage services. The operations team is responsible for responding to events and managing customer requests. In addition, our operations team manages the delivery of our managed storage services in the field, including building and supporting our S-POP data centers and initiating services for a customer, and is also responsible for the continued life cycle management of our service delivery. Our delivery structure is based on a three-tiered approach, including an architecture that provides the appropriate environment for our customer, technical support that implements and configures the environment, and management of the day to day delivery of the services.

  Our STORvision and Virtual Storage Portal software has been fully integrated into the best practices defined by our operations group. Both of these software technologies are integrated with the customer's storage management lifecycle, which includes forecasting, deploying, requisitioning and managing the customer's storage environment. This integration of repeatable processes and software ensures the reliability and availability of our customers' data.

Marketing, Sales and Alliances

  We market our services through a program that uses a variety of channels, including a direct sales force and indirect sales and referral programs. Our sales and marketing channels and referral programs include web hosting service providers, storage hardware and software vendors, and providers of complementary services, including systems integrators and other technology providers, who market our services in conjunction with their own services.

  Our marketing goal is to develop sales opportunities by increasing businesses' awareness of the value proposition of storage management services and of the StorageNetworks brand. We will continue to invest in building greater StorageNetworks brand recognition in the United States and internationally, through public relations programs, interactions with industry analysts, trade shows, advertising, seminars, direct mail and speaking engagements.

  We sell our services directly through our sales force and indirectly through our sales and marketing channels. Our direct sales team targets large enterprises and emerging businesses that have mission-critical data storage needs. Our alliance professionals focus on building strong relationships with our existing and prospective sales and referral channels.

Competition

  The storage market and storage management services market are highly competitive. Although substantial financial barriers to entry exist in the storage management services market, we expect that we will continue to face competition from traditional storage alternatives and will face additional competition from new market entrants. We believe that the principal competitive factors affecting the market include:

  . Development of a single software layer that can manage a heterogeneous storage environment;

  . Development of proprietary storage service management technologies;

  . The ability to provide storage management services on a multi-vendor platform;

  . Engineering and technical expertise;

  . The capabilities to provide onsite and offsite storage services;

  . Brand recognition;

  . A proven-track record with enterprise customers;

  . Relationships with web hosting providers, equipment vendors and communication services providers;

  . Ability to attract and retain skilled professionals;

  . Quality of customer service and support; and

  . Financial resources.

  Our current primary competitors are storage hardware, software and service vendors such as EMC, Compaq, IBM, Hitachi Data Systems, Sun Microsystems, Network Appliance, Hewlett-Packard, BMC Software, Legato Systems and VERITAS Software, and other announced entrants to the storage management services market, including Compaq, EDS, IBM Global Services, USinternetworking and Qwest Communications. We estimate that there are in excess of 50 different companies providing storage hardware or software that directly or indirectly compete with our services. We are aware of approximately 20 other start-up companies that have identified themselves as providers of storage services.

Intellectual Property

  We rely on a combination of trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our services. These legal protections afford only limited protection. We have no issued patents and have filed only a limited number of patent applications with the United States Patent and Trademark Office with respect to our services and technology. We seek to limit disclosure of our intellectual property by requiring employees, consultants and business associates with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our proprietary information. Due to rapid technological change, we believe the factors such as the expertise and technological and creative skills of our personnel, new services, and enhancements to our existing services are more important to establishing and maintaining our proprietary technology position than the various available legal protections.

  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. The laws of many countries do not protect proprietary rights to the same extent as the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar information or technology. Any failure by us to adequately protect our intellectual property could have a material adverse effect on our business, operating results and financial condition.

Employees

  As of December 31, 2000, we had a total of 581 full-time employees. Our success will depend on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. Our employees are not represented by any collective bargaining representative. We believe our relations with our employees are good.

Item 2. Properties.

  Our headquarters are located in Waltham, Massachusetts, where we have entered into a lease for approximately 135,000 square feet of office space. The lease for this space terminates on March 31, 2011. As of December 31, 2000, we also leased approximately 34,000 square feet of additional space in Waltham, approximately 35,000 square feet of space in San Jose, California, and approximately 13,000 square feet of space in Chicago, Illinois. We also have numerous operating leases and licenses for our S-POP data centers and additional field offices in locations throughout the United States and abroad.

Item 3. Legal Proceedings.

  We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

  No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2000.

                                    PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters.

 (a) Market Price of and Dividends of the Company's Common Stock and Related Stockholder Matters

  Our common stock is listed on the Nasdaq National Market under the symbol "STOR." Public trading of our common stock commenced on June 30, 2000. Prior to that, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the Nasdaq National Market:

                                                                  High    Low
                                                                -------- ------
   Year Ended December 31, 2000:
   Second Quarter (June 30, 2000).............................. $102.00  $90.00
   Third Quarter............................................... $154.25  $79.125
   Fourth Quarter.............................................. $106.625 $16.50

  As of March 16, 2001, there were 404 holders of record of our common stock.

  We have never declared or paid any cash dividends on our capital stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

 (b) Recent Sales of Unregistered Securities

  During the quarter ended December 31, 2000, we granted stock options to employees, officers and consultants to purchase an aggregate of 897,150 shares of our common stock with exercise prices ranging from $18.94 to $55.00 per share. During this same period, we issued an aggregate of 552,411 shares of our common stock to employees, directors, officers and consultants, for aggregate cash proceeds of $158,493, pursuant to the exercise of stock options. In 2000, we issued an aggregate of 787,775 shares of common stock upon the exercise of warrants pursuant to cashless exercises, which resulted in no cash proceeds to us. No underwriters were involved in any of the foregoing sales of securities. The securities issued in the foregoing transactions were offered and sold pursuant to an effective registration statement on Form S-8 or in reliance upon exemptions from registration set forth in Sections 3(b) and 4(2) of the Securities Act, or regulations promulgated thereunder, relating to sales by an issuer not involving any public offering, or in reliance upon an exemption from registration under Rule 701 of the Securities Act. No underwriters or placement agents were involved in the foregoing issuances and sales.

 (c) Use of Proceeds from Sales of Registered Securities

  On November 21, 2000, we sold 3,600,000 shares of our common stock in a public offering at a price of $34.00 per share, less underwriting discounts and commissions, pursuant to a Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-48530) that was declared effective by the Securities and Exchange Commission on November 20, 2000. Goldman, Sachs & Co., Chase H&Q, Merrill Lynch & Co., Salomon Smith Barney and Thomas Weisel Partners LLC were the managing underwriters (the "Underwriters") of the offering. Certain holders of our common stock sold an additional 2,400,000 shares of our common stock in the offering, at a price of $34.00 per share, less underwriting discounts and commissions.

  The aggregate net proceeds to StorageNetworks from the offering were approximately $116,784,000, after deducting an aggregate of approximately $5,616,000 in underwriting discounts and commissions to the Underwriters. Goldman, Sachs & Co., who received underwriting discounts of approximately $3,744,000 in connection with the offering, is affiliated with entities that held, in the aggregate, more than 10% of our outstanding common stock as of December 31, 2000. In addition to underwriting discounts and commissions, the expenses incurred in connection with the offering were approximately $950,000, including approximately $130,000 of legal costs, approximately $50,000 of accounting costs, approximately $300,000 of printing and engraving costs, approximately $460,000 of registration, filing and listing costs, approximately $10,000 of transfer agent costs and other miscellaneous costs. To date, we have not utilized any of the net proceeds from this offering or from our initial public offering, except for expenses disclosed on our Form 10-Q for the quarter ended September 30, 2000.

Item 6. Selected Financial Data.

  You should read the selected financial data set forth below along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for 1998, 1999 and 2000, and the consolidated balance sheet data as of December 31, 1998, 1999 and 2000 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data:

                                      Period from
                                    October 5, 1998
                                     (commencement
                                   of operations) to  Year ended   Year ended
                                     December 31,    December 31, December 31,
                                         1998            1999         2000
                                   ----------------- ------------ ------------
                                      (in thousands, expect per share data)
REVENUES:
  Managed storage service
   revenues.......................      $   --         $    720    $  30,733
  Professional service revenues...          --            3,203       17,485
  Equipment revenues..............          --            2,335          --
                                        -------        --------    ---------
    Total revenues................          --            6,258       48,218
COSTS AND EXPENSES:
  Cost of managed storage service
   revenues.......................          101           8,400       72,961
  Cost of professional service
   revenues.......................            9           5,343       18,928
  Cost of equipment revenues......          --            2,111          --
  Sales and marketing.............           39           7,304       53,986
  General and administrative......          231           5,558       17,882
  Research and development........          --            1,133       11,872
  Amortization of deferred stock
   compensation(1)................          --            1,301        5,061
                                        -------        --------    ---------
Total costs and expenses..........          380          31,150      180,690
                                        -------        --------    ---------
Loss from operations..............         (380)        (24,892)    (132,472)
Interest income...................           11           1,371       15,120
Interest expense..................          --             (393)      (7,513)
                                        -------        --------    ---------
Net loss..........................      $  (369)       $(23,914)   $(124,865)
                                        =======        ========    =========
Net loss per share -- basic and
 diluted..........................      $ (0.02)       $  (0.98)   $   (2.12)
Weighted average common shares
 outstanding......................       24,400          24,407       58,888

(1)Amortization of deferred stock
  compensation consists of the
  following:
Cost of managed storage service
 revenues                               $   --         $     71    $     495
Cost of professional service
 revenues                                   --              229          488
Sales and marketing                         --              603        1,653
General and administrative                  --              251          579
Research and development                    --              147        1,846
                                        -------        --------    ---------
                                        $   --         $  1,301    $   5,061
                                        =======        ========    =========
                                               As of December 31,
                                   -------------------------------------------
                                         1998            1999         2000
                                   ----------------- ------------ ------------
                                                 (in thousands)
Cash, cash equivalents and short-
 term investments.................      $ 8,280        $ 34,815    $ 389,628
Working capital...................        8,085          25,053      338,123
Total assets......................        9,672          67,259      602,613
Capital lease obligations, less
 current portion..................          --           15,822       94,050
Total stockholders' equity........        8,668          37,009      439,128

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  You should read the following discussion and analysis together with our consolidated financial statements and the related notes and the other financial information appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements due to various factors, including, but not limited to, those set forth below under "Factors Affecting Future Operating Results" and elsewhere in this Annual Report on Form 10-K.

Overview

  We are a leading provider of storage management services and developer of storage management technology. We provide both managed storage services and professional services to our customers. Through our proprietary software and technology we deliver storage management services that enable us to manage our customers' data storage environments. Our professional services assist customers in assessing their data storage needs and designing appropriate data storage systems. We are creating the first global data storage network, comprised of best of breed storage hardware, storage software and networking equipment. Our Global Data Storage Network connects our customers' computing environment to our services and serves as the platform where the customers' data resides. The Global Data Storage Network is a combination of metropolitan storage networks, long distance fiber networks, our Storage Point of Presence (S-POP) data centers, our Global Operations Center and our proprietary technology. In order to coordinate and manage the heterogeneous components of our Global Data Storage Network, we have developed the first storage specific operating system, our STORos operating system. Our proprietary STORvision command control software allows our Global Operations Center to centrally control, modify and manage the Global Data Storage Network. We have also developed the Virtual Storage Portal software, a proprietary, web-based storage management tool that enables our managed storage services customers to analyze and monitor the service level agreement for our services and their storage utilization and availability. We integrate our best practices and repeatable processes into our proprietary technology in order to ensure the reliable delivery of our storage management services.

  We opened our first S-POP data center in Houston in May 1999. Through December 31, 2000, we operated 50 additional S-POP data centers in the metropolitan areas of Atlanta, Austin, Boston, Chicago, Dallas, Detroit, Houston, Los Angeles, New York, San Francisco, Seattle, Washington, D.C., London and Frankfurt. Many metropolitan areas contain more than one S-POP data center. The costs incurred to establish and operate an S-POP data center include storage hardware and software, networking equipment, facility costs and personnel costs. The total costs incurred may be different from site to site because some S-POP data centers may have more capital deployed to satisfy customer demand. S-POP data centers with more customer penetration will have higher costs of capital since we will have to deploy additional hardware, software and networking equipment to provide services. It takes approximately 30 days to establish an S-POP data center. During that time, data storage, network, communications and related equipment are deployed in the S-POP data center and operations personnel are deployed in order to provide services at the S-POP data center. We believe it will generally take more than 12 months for an S-POP data center to achieve positive gross margins, although as of December 31, 2000, twenty percent of our existing S-POP data centers had achieved positive gross margins in less than 12 months.

  Since our inception, we have incurred significant losses and negative operating cash flows. As of December 31, 2000, we had an accumulated deficit of $149.3 million. We have not achieved profitability on a quarterly or an annual basis. We expect to increase our investment in capital infrastructure as we open and operate additional S-POP data centers and expand existing facilities, and we will continue to increase our operating, sales, marketing, research and development and administrative personnel. Therefore, we believe that we will continue to incur losses on a quarterly and annual basis for the foreseeable future. The revenue and income potential of our business is unproven, and our limited operating history makes an evaluation of our company difficult. We believe that you should not rely on the period-to-period comparison of our operating results to predict our future performance. You must consider our prospects in light of the risks, expenses and difficulties encountered by companies in new and rapidly evolving industries. We may not be successful in addressing these risks and difficulties.

 Revenues

  Revenues consist of fees from customer use of our managed storage services and fees for professional services. Although we generated revenue in 1999 from the sale of equipment to four customers incidental to the initiation of managed storage services to those customers, we have had no equipment sales since then.

  We provide our managed storage services under service level agreements with our customers. These agreements set forth monthly fees charged on a per managed gigabyte rate that is based on the amount of managed storage services specified in the agreement and the type and complexity of such services. Customers cannot decrease the amount of managed storage services, and the associated cost, without our consent. However, customers may increase the amount of storage capacity by ordering changes to their services through our Virtual Storage Portal storage service management application and paying additional fees. Managed storage services revenues are recognized monthly as the services are provided. Installation fees charged for managed storage services are recognized as revenue on a straight-line basis over the term of the contract, generally one to three years.

  We provide our professional services under statements of work with our customers, and we work on either a fixed price or time and materials basis. Our professional services engagements generally consist of assessments and implementations of a customer's data storage systems not related to our managed storage services. Our professional services engagements vary in length, generally from one to three months, depending on the scope of the services provided. Revenues from professional services are recognized as the services are provided, with revenues on fixed price contracts recognized using the percentage of completion method of accounting, adjusted monthly for the cumulative impact of any revision in estimates. We have entered into subcontracting agreements with equipment manufacturers and service providers, including Brocade Communications Systems, Inc., Compaq, Dell, Exodus Communications, Hitachi Data Systems, Network Appliance, and Sun Microsystems, to provide professional services to customers of those companies.

 Cost of Revenues

  Our cost of managed storage services revenues is comprised primarily of the following costs related to the operation of our S-POP data centers: depreciation of capital equipment; facility costs; salaries and benefits for our field and corporate operations personnel; networking costs, including telecommunications and access charges, and networking equipment; fiber costs, including amortization of our right to use fiber optic capacity; and maintenance and utilities. Our cost of professional services revenues is comprised primarily of salaries and benefits of consulting personnel. Cost of managed storage services revenues and professional services revenues also include an allocation of general overhead items such as building rent. Cost of equipment revenues represents our cost of data storage equipment sold to customers. We expect cost of revenues to increase in future periods as we continue to expand our Global Data Storage Network in anticipation of increased sales activity and revenue growth.

 Sales and Marketing

  Our sales and marketing expenses are comprised primarily of salaries and benefits of our corporate marketing, sales and business development personnel; sales commissions; fees paid to third parties, such as web hosting providers and systems integrators, who resell or market our services to customers; travel; sales and promotional materials; trade shows; and other sales and marketing programs. Sales and marketing expenses also include an allocation of general overhead items such as building rent. We expect to continue to increase our sales and marketing expenses in absolute dollars in future periods as we increase the size of our sales force, promote our services and pursue our business development strategy.

 General and Administrative

  Our general and administrative expenses consist primarily of salaries and benefits of our administrative personnel, information technology costs, facility costs and fees for outside professional advisors. We expect to increase our general and administrative expenses in absolute dollars in future periods as we continue to add staff and infrastructure to support our anticipated business growth and due to the increased costs associated with being a public company.

 Research and Development

  Our research and development expenses consist primarily of salaries and benefits of our technology and engineering personnel, depreciation of laboratory and quality assurance equipment, and fees for third party development costs. We expect to increase our research and development expenses in absolute dollars in future periods to invest in new technology for future service offerings, to evolve and improve our existing technology, and to develop new technology.

 Amortization of Deferred Stock Compensation

  We recorded deferred stock compensation of $1.1 million in 1998, $20.8 million in 1999 and $580,000 in 2000, for stock options granted with exercise prices determined to be below the fair value of our common stock. At December 31, 2000, we had $13.8 million of non-cash deferred compensation, which will be charged to operations through 2004. We expect to incur non-cash amortization of $4.9 million in 2001, $4.9 million in 2002, $3.8 million in 2003 and $100,000 in 2004.

 Interest Income

  Interest income consists of income received from the investment of proceeds received from our equity financings.

 Interest Expense

  Interest expense consists of the imputed interest recognized from payments of capital lease obligations.

 Provision for Income Taxes

  We incurred a net taxable loss in 1998, 1999 and 2000, and therefore did not record a provision for income taxes in those periods. As of December 31, 2000, we had federal and state net operating loss carryforwards of $157.7 million, which may be used, subject to limitations, to offset future state and federal taxable income through 2003 and 2020, respectively. We have recorded a valuation allowance against the entire net operating loss carryforwards because we are uncertain that we will be able to realize the benefit of the net operating loss carryforwards before they expire.

Results of Operations

Year ended December 31, 1999 and 2000

  Revenues

  Revenues increased from $6.3 million in 1999 to $48.2 million in 2000. Managed storage services revenues increased from $720,000 in 1999 to $30.7 million in 2000. The increase resulted primarily from the increase in the number of customers in 2000. We had 21 customers under contract to receive our managed storage services at December 31, 1999, and over 170 customers at the end of 2000. Professional services revenues increased from $3.2 million in 1999 to $17.5 million in 2000. The increase resulted primarily from the increase in the number of professional service engagements in 2000. In 2000, we performed professional services engagements for customers of EMC Corporation and Compaq Computer Corp. that accounted for approximately 14% and 12%, respectively, of our total consolidated revenues. Approximately 37% of our revenues in 1999 were represented by data storage equipment sales. During 2000, we had no data storage equipment sales.

  Cost of Revenues

  Cost of managed storage services revenues increased from $8.4 million in 1999 to $73.0 million in 2000. The opening of 35 additional S-POP data centers in 2000 and the operation of 35, 37, 42 and 51 S-POP data centers during each consecutive quarter of 2000 caused the increase. We had 16 active S-POP data centers at the end of 1999. Accordingly, costs incurred in the operation of an S-POP data center, such as depreciation of capital equipment, personnel costs, networking costs and facility costs were all higher in 2000. Cost of professional services revenues increased from $5.3 million in 1999 to $18.9 million in 2000. The increase was caused by an increase in the number of professional services personnel in 2000. Costs of equipment revenues were $2.1 million in 1999. Since we did not sell equipment in 2000, we did not incur the associated costs.

  Sales and Marketing

  Sales and marketing expenses increased from $7.3 million in 1999 to $54.0 million in 2000. The increase was caused primarily by an increase in the number of sales and marketing personnel and an increase in promotional and advertising activities in 2000. In addition, higher direct sales-related compensation expenses, such as commissions and bonuses, were incurred in 2000.

  General and Administrative

  General and administrative expenses increased from $5.6 million in 1999 to $17.9 million in 2000. The increase was caused by an increase in the number of general and administrative personnel in 2000, as well as increased information technology and facilities costs incurred as a result of our growth in 2000. In addition, we incurred higher consulting and professional fees in 2000 as a result of our transition to a public company.

  Research and Development

  Research and development expenses increased from $1.1 million in 1999 to $11.9 million in 2000. The increase was caused primarily by an increase in the number of technology and engineering personnel in 2000, as well as higher costs incurred in connection with technology and research activities, such as equipment and depreciation.

  Amortization of Deferred Stock Compensation

  Amortization of deferred stock compensation increased from $1.3 million in 1999 to $5.1 million in 2000. In 2000, we incurred a full year of amortization of deferred stock compensation for stock options granted with exercise prices deemed to be less than the fair value of common stock at the dates of grant.

  Interest Income

  Interest income increased from $1.4 million in 1999 to $15.1 million in 2000. The increase resulted from our higher average cash and investment balances during 2000 as a result of our equity financings.

  Interest Expense

  Interest expense increased from $393,000 in 1999 to $7.5 million in 2000. The increase resulted from higher capital lease obligations under which interest expense was incurred in 2000.

 Period from October 5, 1998 (commencement of operations) through December 31, 1998 and the year ended December 31, 1999

  We commenced operations on October 5, 1998 but had no revenue until the first quarter of 1999. Accordingly, our expenses in 1998 were related to the start-up of our operations and are not a meaningful reflection of the ongoing operations of our business. The comparison of our full year of operations in 1999 with the start-up operations in 1998 reflects the growth in 1999 of our business, the expansion of our Global Data Storage Network and the addition of employees, resulting in substantial increases in all financial statement categories.

  Revenues

  We recognized no revenue in 1998. In 1999, we recognized revenues of $6.3 million. Approximately 40% of our total revenues during 1999 were derived from customers to whom we provided professional services under our subcontractor agreement with EMC Corporation. Professional services revenues accounted for $3.2 million, or 51% of total revenues for 1999. Managed storage services revenues accounted for $720,000, or 12% of total revenues for 1999. Equipment revenues represented $2.3 million, or 37% of total revenues for 1999.

  Cost of Revenues

  Cost of managed storage services revenues was $101,000 for 1998 and $8.4 million for 1999. The increase in cost of managed storage services revenues was attributable to our hiring of managed storage services personnel and the opening and operation of 16 S-POP data centers and our Global Operations Center in 1999. Cost of professional services revenues was $9,000 for 1998 and $5.3 million for 1999. The increase in cost of professional services revenues was primarily the result of our hiring additional professional services personnel during 1999. Cost of equipment revenues was zero for 1998 and $2.1 million for 1999. Cost of equipment revenues in 1999 resulted from our sale of data storage equipment to customers as an accommodation to facilitate their purchase of managed storage services.

  Sales and Marketing

  Sales and marketing expenses were $39,000 for 1998 and $7.3 million for 1999. The increase in sales and marketing expenses was primarily the result of the growth in the number of our sales and marketing personnel in 1999, as well as increased marketing efforts initiated during 1999.

  General and Administrative

  General and administrative expenses were $231,000 for 1998 and $5.6 million for 1999. The increase in general and administrative expenses in 1999 was primarily attributable to increases in administrative and management personnel as well as increased information technology, facilities and recruiting costs and increased costs for outside consultants.

  Research and Development

  Research and development expenses were zero for 1998 and $1.1 million for 1999. The increase in research and development expenses was primarily the result of the hiring of technology and engineering personnel during 1999, as well as the initiation of research and development activities.

  Amortization of Deferred Stock Compensation

  In connection with grants of stock options with exercise prices determined to be below the fair value of our common stock on the dates of grant, we recorded amortization of deferred stock compensation of $1.3 million in 1999. We did not incur amortization of deferred stock compensation in 1998.

  Interest Income

  Interest income was $11,000 for 1998 and $1.4 million for 1999. The increase in interest income was the result of higher average cash and investment balances due to equity financings in 1999.

  Interest Expense

  Interest expense was zero for 1998 and $393,000 for 1999. The increase in interest expense was the result of the initiation of capital lease obligations during 1999.

Liquidity and Capital Resources

  At December 31, 2000, we had cash and cash equivalents, including temporarily restricted cash equivalents, of $337.0 million, short-term investments of $84.8 million and working capital of $338.1 million.

  Net cash used in operating activities totaled $673,000 in 1998, $16.0 million in 1999, and $90.4 million in 2000. Our use of cash in 1998, 1999 and 2000 was primarily attributable to the operating loss generated by our investment in the growth of our business, which included an increase in personnel from nine at the end of 1998 to 276 as of December 31, 1999, to 581 as of December 31, 2000, offset by non-cash charges such as depreciation and amortization and increases in accounts payable and accrued expenses.

  Net cash used in investing activities totaled $84,000 in 1998, $42.5 million in 1999 and $108.1 million in 2000. Our cash used in investing activities in 1998 resulted primarily from the procurement of capital equipment to commence operations, including equipment related to our Global Data Storage Network to be used in our S-POP data centers. Our cash used in investing activities in 1999 and 2000 resulted primarily from our purchase of short-term investments offset by maturities of such investments, as well as additional procurement of capital equipment, principally equipment related to our Global Data Storage Network. In addition, in 2000, we made strategic investments in the preferred stock of private companies.

  Net cash provided by financing activities totaled $9.0 million in 1998, $50.2 million in 1999 and $503.7 million in 2000. During 1998, we raised $9.0 million from the sale of convertible preferred stock and in 1999 we raised $51.0 million from the sale of convertible preferred stock. In 2000, we raised $143.0 million from the sale of convertible preferred stock, $259.9 million from our initial public offering and $116.8 million from our follow-on public offering completed in November 2000.

  We expect to experience significant growth in our operating costs for the foreseeable future in order to execute our business plan. We also expect to open new domestic and international offices and establish and operate additional S-POP data centers in order to support the needs of our existing and anticipated customers. As a result, we estimate that these operating costs will constitute a significant use of our cash resources. In addition, we may use cash resources to fund acquisitions of complementary businesses and technologies; however, we currently have no commitments or agreements and are not involved in any negotiations regarding any of these transactions.

  We believe that our current cash, cash equivalents, short-term investments, equipment lines of credit and vendor financing arrangements, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 18 months, and longer if we reduce the rate of our expansion. However, we may need to raise additional funds to finance more rapid expansion of our business, develop new services or acquire complementary businesses or technologies. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

Recent Accounting Pronouncement

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, which is effective, as amended, for all quarters in fiscal years beginning after June 15, 2000, establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. As we do not currently engage in derivative or hedging activities, we do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

Factors Affecting Future Operating Results

  This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "anticipate," "expect," "intend," "may," "should," "will," and "would" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or other "forward-looking" information. We believe that it is important to communicate our future expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or control. The factors listed below, as well as any cautionary language elsewhere in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations indicated by forward-looking statements.

 Our business is difficult to evaluate due to our limited operating history

  We commenced operations in October 1998. We did not operate our first data storage center until May 1999. We began offering our managed data storage services in May 1999 and derived 12% of revenues in 1999 and 64% of our revenues in 2000 from these services. Due to the changing nature of our business, our limited operating history and the emerging nature of our markets and services, our historical financial information is not a reliable indicator of future performance. Therefore it is difficult to evaluate our business and prospects.

 The storage management services market is new and our business will suffer if it does not develop as we expect

  The storage management services market is new and may not grow or be sustainable. Potential customers may choose not to purchase storage management services from a third party provider due to concerns about security, reliability, system availability or data loss. It is possible that our services may never achieve market acceptance. Furthermore, we incur operating expenses based largely on anticipated revenue trends that are difficult to predict. If this market does not develop, or develops more slowly than we expect, our business, results of operations and financial condition will be seriously harmed.

 We have a history of losses, and our failure to increase our revenues would prevent us from achieving and maintaining profitability

  We have never been profitable. We have incurred losses in each quarter since our inception. We experienced a net loss of $23.9 million in 1999 and $124.9 million in 2000. As of December 31, 2000, we had an accumulated deficit of $149.3 million. We cannot be certain that our revenues will grow or that we will generate sufficient revenues to achieve profitability. Our failure to increase our revenues would seriously harm our business and operating results. We expect to incur significant and increasing capital, infrastructure, sales and marketing, research and development, administrative and other expenses. We will incur substantial costs in extending our Global Data Storage Network, including establishing and operating new and existing S-POP data centers and developing new proprietary technology. We believe that we will continue to incur losses on a quarterly and annual basis for the foreseeable future. We will need to generate significantly higher revenues in order to achieve and maintain profitability. If our revenues grow more slowly than we anticipate, or if our operating or capital expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be materially and adversely affected.

 Our stock price has been volatile and could result in substantial losses for investors

  The market for technology stocks has been extremely volatile. The following factors could cause the market price of our common stock in the public market to fluctuate significantly:

  . the addition or departure of key personnel;

  . variations in our quarterly operating results;

  . announcements by us or our competitors of significant contracts, new products or services offerings or enhancements, acquisitions, joint ventures or capital commitments;

  . our sales of common stock or other securities in the future;

  . changes in market valuations of technology companies; and

  . fluctuations in stock market prices and volumes.

  In the past, class action litigation has often been brought against companies following periods of volatility in the market price of those companies' common stock. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management's attention and resources and could materially adverse affect our business and results of operations.

 Our growth strategy will be unsuccessful if we are unable to expand our Global Data Storage Network and develop proprietary technology

  A key component of our growth strategy is to expand our Global Data Storage Network. Our planned expansion includes further development of proprietary technology such as our STORos operating system, Virtual Storage Portal software and STORvision command and control software, expanding existing facilities, the opening of storage facilities in the United States and internationally and the procurement of rights to additional fiber or managed services in metropolitan areas, long distance fiber optic connections across different metropolitan areas, and other transmission media to connect our customers and our data centers. Our continued expansion and development of our network will depend on, among other things, our ability to develop new technology, assess markets, identify data center locations and obtain rights to fiber and other transmission media, all in a timely manner, at reasonable cost and on acceptable terms. Our plans as to the exact location and number of data centers are likely to change from time to time in response to market conditions. Our inability to continue to expand our services or to develop proprietary technology would have a material adverse effect on our business and financial condition.

 Any failure of our infrastructure could lead to significant costs, service disruptions and data loss, which could reduce our revenues and harm our business and reputation

  To be successful, we must provide our customers with secure, efficient and reliable data storage services. We rely on the expandable capacity, reliability and security of our network infrastructure to deliver these services in a manner that our customers may access easily and without disruption to their businesses. To meet these customer requirements, we must protect our infrastructure against damage caused by occurrences such as:

  . human error;

  . physical or electronic security breaches;

  . fire, earthquake, flood and other natural disasters;

  . power loss; and

  . sabotage and vandalism.

  The occurrence of a natural disaster or other unanticipated problem at one or more of our S-POP data centers could result in service interruptions, significant damage to equipment or loss of customer data. Any widespread loss of services would slow the adoption of our services and cause damage to our reputation, which would seriously harm our business.

 One or more of our customers may lose data stored or lose access to some or all of such data, which could reduce our revenues and harm our business and reputation

  Customers may lose stored data or lose access to some or all of such data as a result of network or equipment failure or human error on the part of our employees. Depending on the nature of the data loss or unavailability, and the degree to which the event results in negative publicity for us or our customers, our reputation, our ability to attract new customers and the value of our stock all could suffer. Our ability to quickly isolate and recover from the cause of any such loss will be critical to minimize the impact of this risk.

 Our revenues will not continue to grow, our costs will increase, and our reputation will be damaged if we are not able to deliver our services in accordance with our contracts with our customers

  We are managing data from an increasing number of customers, and we have not provided services to customers on the scale that we will in the future if there is broad market acceptance of our services. Our services may not expand to levels that customers expect or may not perform as expected as the number of customers increases. Additionally, we may not be able to respond quickly to unanticipated large increases in demand by any particular customer. Because our contracts provide customers credits against a portion of their monthly service fees if our services do not achieve specified performance levels of data availability, successfully completed back-ups and data security, we will lose revenues if our services do not perform as we expect. Moreover, we will need to make additional investments in our infrastructure to satisfy customers as demand increases. There can be no assurance that we will be able to make these investments successfully or at an acceptable cost, and upgrades to our infrastructure may cause delays or failures in our services. As a result, in the future our infrastructure may be unable to satisfy customer demand. Our failure to satisfy customer demand could damage our reputation, significantly reduce demand for our services, and cause us to receive lower fees than expected and incur unforeseen costs to remedy our shortfalls.

 Only a percentage of our S-POP data centers have achieved positive gross margins, and all of our S-POP data centers may not achieve or maintain profitability

  Our first S-POP data center became operational in May 1999. A majority of our S-POP data centers became operational during 2000. We believe that an S-POP data center, once operational, will generally take more than 12 months to achieve positive gross margins. Only twenty percent of our S-POP data centers have achieved positive gross margins for any period. Due to our limited operating history, we have little historical evidence that indicates that all or a significant number of our S-POP data centers will achieve and sustain operating profitability. Our failure to attract customers and control operating costs could result in poor utilization of our S-POP data centers and could cause our business to be materially and adversely affected.

 If our security is breached, our business and reputation would suffer

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

 Because our data storage services utilize complex technology and are deployed in complex environments, problems with our services may arise that could seriously harm our business

  Due to the sophisticated nature of our infrastructure and the amount and complexity of the technology we and our customers employ, our data storage services are highly complex. As our engagements increase in sophistication and scale, we face new challenges in implementing new technologies, processes and storage capacity without disruption. Errors and defects in our infrastructure and technology or delays in deployment have, from time to time, and may in the future, adversely affect our services. Accordingly, we could experience:

  . loss of or delay in revenues and loss of market share;

  . loss of customers and credibility;

  . failure to attract new customers or achieve market acceptance;

  . increased costs;

  . diversion of development resources; and

  . legal actions by our customers.

  Any one or more of these results could be very costly and, if not quickly remedied, cause serious harm to our business.

 Our competition includes storage hardware and software vendors and other providers of storage services against whom we may not be able to compete successfully

  We currently face competition from storage hardware and software vendors. Some of these vendors also provide consulting and related services that compete with our services. Many of these vendors have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than we have. Many of these vendors also have more extensive customer bases, broader customer relationships and broader industry alliances than us, including relationships with many of our current and potential customers.

  We also face competition from other providers of storage services and additional direct competitors are likely to enter this market. Additionally, some hardware and software vendors have announced, and others may develop, managed storage service offerings that compete with ours. Moreover, we have relationships with several vendors that we or they could choose to discontinue if they began to offer competing managed storage services.

  Increased competition from any of these sources could result in a loss of customers and market share. Additionally, price competition, particularly from competitors with greater resources, could require us to reduce the prices for our managed data storage services. Any of these results could seriously harm our business and financial condition.

 Unexpected events such as equipment shortages, network instability, demand surges and deterioration in the financial health of our customers may cause our quarterly and annual results to fluctuate and our stock price to decline and could cause long-term harm to our business

  In addition to our short operating history and the emerging nature of the storage management services market, other factors beyond our control may cause our quarterly and annual results to fluctuate. The same factors could cause serious long-term harm to our business. These factors include:

  . temporary shortages or interruptions in supply of storage equipment;

  . natural disasters in the geographic markets in which we operate or other causes of network instability;

  . surges in demand for data storage capacity; and

  . the financial condition of our customers.

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

 We rely on third party suppliers for the components of our infrastructure and the storage products we use in delivering our services, and any interruption in the supply of these products and materials could harm our business

  We are dependent on other companies to supply the key components of our network infrastructure and the hardware and software storage products we use in delivering our services. We currently purchase a large portion of the software and hardware products used in our services offerings from a limited number of storage product vendors. Any interruption in our ability to obtain these products, or comparable quality replacements, would substantially harm our business and results of operations.

 If any of our business relationships with hosting service providers, hardware and software vendors and other service providers and suppliers terminate, our ability to penetrate our market could be adversely affected

  We have formed business relationships, both formally and informally, with various hosting service providers, hardware and software vendors and other service providers and suppliers for joint marketing and storage component purchases. These providers include:

  . Hosting service providers, with whom we have joint marketing and services agreements or volume purchase agreements;

  . Hardware and software suppliers, with whom we have volume purchasing or financing agreements or joint marketing and selling agreements;

  . Systems integrators, with whom we have joint marketing or referral selling agreements; and

  . Telecommunications and optical fiber service providers, with whom we have volume purchase agreements.

  Through certain of these relationships, we acquire, in volume, various components utilized in our network. Our volume purchasing enables us to acquire these components at favorable pricing and with favorable delivery and other terms. Other arrangements involve joint marketing and selling efforts that are intended to increase both our and the other party's sales. If these agreements are terminated, we would lose the benefit of these favorable purchasing terms, and our sales efforts could be adversely affected. Our ability to penetrate quickly the storage management services market may be adversely affected if we are unable to continue these relationships and to develop other similar relationships in the future. Consolidation in the hosting and telecommunications service providers industries may affect our ability to develop and maintain strategic relationships. We cannot predict the manner in which our relationships with these providers and vendors might change.

 Our services may not be accepted by customers or may become obsolete if we do not respond rapidly to technological and market changes

  The storage management services market is and will be characterized by rapid technological change and frequent new product and service introductions. We may be unable to respond quickly or effectively to these developments. If competitors introduce products, services or technologies that are better than ours or that gain greater market acceptance, or if new industry standards emerge, our services may become obsolete, which would materially harm our business and results of operations. In developing our services, we have made, and will continue to make, assumptions about the standards that our customers and competitors may adopt. If the standards adopted are different from those that we may now or in the future promote or support, market acceptance of our services may be significantly reduced or delayed, and our business will be seriously harmed. In addition, the introduction of services or products incorporating new technologies and the emergence of new industry standards could render our existing services obsolete.

 Our business will suffer if we do not enhance and expand our services to meet changing customer requirements

  Our current and prospective customers may require features and capabilities that our current services do not have. To achieve market acceptance for our services, we must, in an effective and timely manner, anticipate and adapt to customer requirements and offer services that meet customer demands. The development of new or enhanced services is a complex and uncertain process that requires the accurate anticipation of technological and market trends. We may experience design, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new services or enhancements to our existing services. The introduction of new or enhanced services also requires that we manage the transition from older services in order to minimize disruption in customer ordering patterns and ensure that we can deliver services to meet anticipated customer demand. Our failure to anticipate and meet changing customer requirements or to effectively manage transitions to new services would materially adversely affect our business, results of operations and financial condition.

 We may not be able to obtain additional financing necessary to grow our business

  As we grow our business and expand our network infrastructure, we may need additional financing. We plan to finance this growth primarily with current and future vendor financing, equipment lease lines and bank lines of credit. We cannot be sure that we will be able to secure additional financing on acceptable terms. Additionally, holders of any future debt instruments may have rights senior to those of the holders of our common stock, and any future issuance of common stock would result in dilution of existing stockholders' equity interests.

 The rates we charge for our services may decline over time, which could reduce our revenues and adversely affect our profitability

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

 Our revenues could decline and our operating expenses could increase if we fail to manage our growth properly

  We have expanded our operations rapidly since our inception in 1998. We continue to increase the scope of our operations and the size of our employee base. This growth has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources. For example, to integrate key employees into our company, these individuals must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties. Accordingly, the integration of new personnel has resulted in and will continue to result in some disruption to our ongoing operations. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force worldwide. If we fail to do so, our revenues could decline, and our operating expenses could increase.

 Our revenues could decline if our customers do not renew our services

  We provide our managed data storage services through service level agreements with our customers. We have little historical information with which to forecast future demand for our services from our existing customer base after existing contracts expire. If our customers elect not to renew our services, our revenue growth may slow and our business and financial results may suffer.

 A majority of our current managed storage services customers are Internet-based businesses that may not pay us for our services on a timely basis and that may not succeed over the long term

  Approximately 60% of our managed storage services revenues recognized in 2000 was derived from customers that are Internet-based businesses, and a significant portion of our future managed storage services revenues may be derived from this customer base. The unproven business models of some of these customers make their continued financial viability uncertain. Given the short operating history and emerging nature of many of these businesses, there is a risk that some of these customers will encounter financial difficulties and fail to pay for our services or delay payment substantially. The failure of our emerging business customers to pay our fees on a timely basis or to continue to purchase our services in accordance with their contractual commitments could adversely affect our revenue collection periods, revenues and other financial results.

 We incurred a significant amount of deferred stock compensation that will decrease our earnings over the next four years

  We recorded deferred stock compensation of $1.1 million in 1998, $20.8 million in 1999 and $580,000 in 2000 for stock options granted at exercise prices determined to be below the fair market value of our common stock. We will amortize this deferred compensation through 2004, which will decrease our earnings during those years. We expect to incur amortization of deferred stock compensation of $4.9 million in 2001, $4.9 million in 2002, $3.8 million in 2003 and $100,000 in 2004.

 We depend on our key personnel to manage our business effectively in a rapidly changing market, and if we are unable to retain our key employees, our ability to compete could be harmed

  Our future success depends upon the continued services of our executive officers, in particular Peter W. Bell, our Chief Executive Officer and President, and William D. Miller, our Executive Vice President and Chief Technology Officer, and upon the continued services of other key technology, sales, marketing and support personnel, who have critical industry experience and relationships that we rely on in implementing our business plan. None of our officers or key employees is bound by an employment agreement for any specific term. The loss of the services of any of our officers or key employees could delay the development and introduction of, and negatively impact our ability to sell, our services.

 We face risks associated with international operations that could cause our financial results to suffer

  We intend to continue to expand our international operations and sales and marketing activities. We will be subject to a number of risks associated with international business activities that may increase our costs and require significant management attention. These risks include:

  . longer sales cycles due to cultural differences in the conduct of business and the fact that Internet infrastructure is less advanced in some foreign jurisdictions;

  . increased expenses associated with marketing and delivering services in foreign countries;

  .  general economic conditions in international markets;

  .  currency exchange rate fluctuations;

  . unexpected changes in regulatory requirements resulting in unanticipated costs and delays;

  .  political risks in certain countries;

  .  tariffs, export controls and other trade barriers;

  . longer accounts receivable payment cycles and difficulties in collecting accounts receivable due to language barriers, cultural differences in the conduct of business and differences in enforcement regimes and dispute resolution mechanisms in foreign countries; and

  . potentially adverse tax consequences, including restrictions in the repatriation of earnings.

  If one or more of these sources of risk were to materialize, our financial results may suffer.

 If we are unable to protect our intellectual property rights, we may not be able to compete effectively

  We do not have any issued patents and have filed only a limited number of patent applications with respect to our data storage services. We cannot be certain that our current patent applications or any future application will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent issued to us will afford us a competitive advantage. We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection. Our intellectual property may be subject to even greater risk in foreign jurisdictions. The laws of many countries do not protect proprietary rights to the same extent as the laws of the United States.

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

 Defending against intellectual property infringement and other claims could be time consuming and expensive and, if we are not successful, could subject us to significant damages and disrupt our business

  Other companies, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services. As a result, we may be found to infringe on the proprietary rights of others. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results would be significantly harmed. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources. Intellectual property litigation or claims could force us to do one or more of the following:

  . cease selling services that incorporate the challenged intellectual property;

  . obtain a license from the holder of the infringed intellectual property right, which may not be available on reasonable terms; and

  . redesign our services or our network.

  If we are forced to take any of the foregoing actions, our business may be seriously harmed. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

 Insiders have substantial control over StorageNetworks and could limit your ability to influence the outcome of key transactions, including changes of control, and sales of a substantial amount of our common stock by these insiders or by other stockholders could cause our stock price to fall


  Our executive officers, directors and entities affiliated with them own a substantial amount of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Sale of a substantial number of shares of our common stock by these or other stockholders within a short period of time could cause our stock price to fall.

 Provisions of our charter documents may have anti-takeover effects that could prevent a change in control even if the change in control would be beneficial to our stockholders

  Provisions of our amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. For example, our Board of Directors is staggered in three classes, so that only a portion of the directors may be replaced at any annual meeting. Our by-laws limit the persons authorized to call special meetings of stockholders and require advance notice for stockholders to submit proposals for consideration at stockholder meetings. Additionally, our certificate of incorporation permits our Board of Directors to authorize the issuance of preferred stock without stockholder approval that could have the effect not only of delaying or preventing an acquisition but also of adversely affecting the price of our common stock.

Item 7.A. Quantitative and Qualitative Disclosures about Market Risk

  Nearly all of our revenues to date have been denominated in U.S. dollars and are primarily from customers located in the United States. We have S-POP data centers and sales offices located outside the United States, and we intend to increase our international operations in the future. Revenues from international customers to date have not been significant. We incur costs for our overseas offices in the local currency of those offices for staffing, rent, telecommunications and other services. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of those currencies in relation to the U.S. dollar. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and, when appropriate, use financial hedging techniques to minimize the effect of these fluctuations in the future. We do not currently utilize any derivative financial instruments or derivative commodity instruments.

  Our interest income is sensitive to changes in the general level of U.S. interest rates. We typically do not attempt to reduce or eliminate our market risk on our investments because substantially all of our investments are in fixed-rate, short-term securities. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the fixed-rate, short-term nature of our investment portfolio.

Item 8. Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors............................................  28
Consolidated balance sheets at December 31, 1999 and 2000.................  29
Consolidated statements of operations for the period from October 5, 1998
 (commencement of operations) through December 31, 1998 and the years ended December 31, 1999 and 2000.........................................  30
Consolidated statements of stockholders' equity for the period from
 October 5, 1998 (commencement of operations) through December 31, 1998 and the years ended December 31, 1999 and 2000...........................  31
Consolidated statements of cash flows for the period from October 5, 1998
 (commencement of operations) through December 31, 1998 and the years ended December 31, 1999 and 2000.........................................  32
Notes to consolidated financial statements................................  33

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
StorageNetworks, Inc.

  We have audited the accompanying consolidated balance sheets of StorageNetworks, Inc. (the Company) as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period October 5, 1998 (commencement of operations) to December 31, 1998 and the years ended December 31, 1999 and 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of StorageNetworks, Inc. at December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for the period October 5, 1998 (commencement of operations) to December 31, 1998 and the years ended December 31, 1999 and 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP
Boston, Massachusetts
January 31, 2001

                             StorageNetworks, Inc.

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                              December 31,
                                                           -------------------
                                                             1999      2000
                                                           --------  ---------
                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................... $     13  $ 304,861
  Short-term investments..................................   34,802     84,767
  Accounts receivable, net of allowance for doubtful
   accounts of $76 and $307 at December 31, 1999 and 2000.    3,167      7,886
  Prepaid expenses and other current assets...............    1,499     10,044
                                                           --------  ---------
    Total current assets..................................   39,481    407,558
  Property and equipment, net.............................   25,752    135,867
  Restricted cash equivalents.............................      359     32,133
  Rights to use fiber optic capacity......................      900      7,595
  Long-term investments...................................      --      11,083
  Other assets............................................      767      8,377
                                                           --------  ---------
    Total assets.......................................... $ 67,259  $ 602,613
                                                           ========  =========
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable........................................ $  3,094  $   3,746
  Accrued expenses........................................    6,082     23,134
  Deferred revenue........................................      810      5,938
  Capital lease obligations...............................    4,442     36,617
                                                           --------  ---------
    Total current liabilities.............................   14,428     69,435
Capital lease obligations, less current portion...........   15,822     94,050
Commitments and contingencies.............................
STOCKHOLDERS' EQUITY:
  Series A convertible preferred stock, par value $.01;
   5,000,000 shares authorized; 5,000,000 and zero shares
   issued and outstanding at December 31, 1999 and 2000
   respectively...........................................       50        --
  Series B convertible preferred stock, par value $.01;
   10,294,080 shares authorized; 10,162,596 and zero
   shares issued and outstanding at December 31, 1999 and
   2000 respectively......................................      102        --
  Preferred stock, par value $.01; 5,000,000 shares
   authorized; zero shares issued and outstanding.........      --         --
  Common stock, par value $.01; 600,000,000 shares
   authorized; 24,531,500 and 95,362,730 shares issued and
   outstanding at December 31, 1999 and 2000 respectively.      245        954
  Additional paid-in capital..............................   80,942    601,649
  Deferred stock compensation.............................  (19,880)   (13,754)
  Accumulated other comprehensive income..................      --        (406)
  Accumulated deficit.....................................  (24,450)  (149,315)
                                                           --------  ---------
    Total stockholders' equity............................   37,009    439,128
                                                           --------  ---------
    Total liabilities and stockholders' equity............ $ 67,259  $ 602,613
                                                           ========  =========

          See accompanying notes to consolidated financial statements.

                             StorageNetworks, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                             Period from
                           October 5, 1998
                          (commencement of
                           operations) to      Year ended        Year ended
                          December 31, 1998 December 31, 1999 December 31, 2000
                          ----------------- ----------------- -----------------
REVENUES:
  Managed storage
   service revenues.....       $   --           $    720          $  30,733
  Professional service
   revenues.............           --              3,203             17,485
  Equipment revenues....           --              2,335                --
                               -------          --------          ---------
    Total revenues......           --              6,258             48,218
COSTS AND EXPENSES:
  Cost of managed
   storage service
   revenues.............           101             8,400             72,961
  Cost of professional
   service revenues.....             9             5,343             18,928
  Cost of equipment
   revenues.............           --              2,111                --
  Sales and marketing...            39             7,304             53,986
  General and
   administrative.......           231             5,558             17,882
  Research and
   development..........           --              1,133             11,872
  Amortization of
   deferred stock
   compensation(1)......           --              1,301              5,061
                               -------          --------          ---------
Total costs and
 expenses...............           380            31,150            180,690
                               -------          --------          ---------
Loss from operations....          (380)          (24,892)          (132,472)
Interest income.........            11             1,371             15,120
Interest expense........           --               (393)            (7,513)
                               -------          --------          ---------
    Net loss............       $  (369)         $(23,914)         $(124,865)
                               =======          ========          =========
Net loss per share --
 basic and diluted......       $ (0.02)         $  (0.98)         $   (2.12)
Weighted average common
 shares outstanding.....        24,400            24,407             58,888
(1)Amortization of
  deferred stock
  compensation consists
  of the following:
Cost of managed storage
 service revenues              $   --           $     71          $     495
Cost of professional
 service revenues                  --                229                488
Sales and marketing                --                603              1,653
General and
 administrative                    --                251                579
Research and development           --                147              1,846
                               -------          --------          ---------
                               $   --           $  1,301          $   5,061
                               =======          ========          =========


          See accompanying notes to consolidated financial statements.

                             StorageNetworks, Inc.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                  Series A                           Series C        Series D
                                  Preferred         Series B         Preferred       Preferred
                   Common Stock     Stock       Preferred Stock        Stock           Stock
                   ------------ --------------  ------------------ --------------  --------------
                           Par            Par               Par              Par             Par               Deferred
                   Shares Value Shares   Value   Shares    Value   Shares   Value  Shares   Value    APIC    Compensation
                   ------ ----- -------  -----  ---------  ------- -------  -----  -------  -----  --------  ------------
Initial issuance
of common stock
on October 5,
1998.............  24,400 $244
Issuance of
Series A
preferred stock..                 4,500  $ 45                                                      $  8,915
Deferred stock
compensation
expense..........                                                                                     1,077    $ (1,077)
Net loss.........
                   ------ ----  -------  ----   ---------  ------  -------  ----   -------  ----   --------    --------
 BALANCE AT
 DECEMBER 31,
 1998............  24,400  244    4,500    45                                                         9,992      (1,077)
Issuance of
Series A
preferred stock..                   500     5                                                           995
Issuance of
Series B
preferred stock,
net..............                                  10,163  $  102                                    49,849
Issuance of
common stock in
connection with
exercise of stock
options..........     132    1                                                                            3
Deferred stock
compensation
expense..........                                                                                    20,806     (20,806)
Amortization of
deferred stock
compensation.....                                                                                                 1,300
Cancellation of
compensatory
stock options....                                                                                      (703)        703
Net loss.........
                   ------ ----  -------  ----   ---------  ------  -------  ----   -------  ----   --------    --------
 BALANCE AT
 DECEMBER 31,
 1999............  24,532  245    5,000    50      10,163     102                                    80,942     (19,880)
Issuance of
Series C
preferred stock..                                                    6,013  $ 60                    102,940
Issuance of
Series D
preferred stock..                                                                    1,758  $ 18     39,982
Issuance of
Series D
preferred stock
warrants.........                                                                                     3,546
Issuance of
common stock in
connection with
the initial
public offering,
net..............  64,459  645   (5,000)  (50)    (10,163)   (102)  (6,013)  (60)   (1,758)  (18)   258,141
Issuance of
common stock in
connection with
the secondary
offering, net....   3,600   36                                                                      115,886
Issuance of
common stock in
connection with
exercise of stock
options..........   1,984   20                                                                        1,285
Issuance of
common stock in
connection with
exercise of
warrants.........     788    8                                                                           (8)
Deferred stock
compensation
expense..........                                                                                       580        (580)
Amortization of
deferred stock
compensation.....                                                                                                 5,061
Cancellation of
compensatory
stock options....                                                                                    (1,645)      1,645
Net loss.........
Translation
adjustment.......
                   ------ ----  -------  ----   ---------  ------  -------  ----   -------  ----   --------    --------
 Balance at
 December 31,
 2000............  95,363 $954      --   $--          --   $  --       --   $--        --   $--    $601,649    $(13,754)
                   ====== ====  =======  ====   =========  ======  =======  ====   =======  ====   ========    ========
                   Accumulated                 Total
                   Other Comp. Accumulated Stockholder's
                     Income      Deficit      Equity
                   ----------- ----------- -------------
Initial issuance
of common stock
on October 5,
1998.............               $    (167)   $      77
Issuance of
Series A
preferred stock..                                8,960
Deferred stock
compensation
expense..........                                  --
Net loss.........                    (369)        (369)
                   ----------- ----------- -------------
 BALANCE AT
 DECEMBER 31,
 1998............                    (536)       8,668
Issuance of
Series A
preferred stock..                                1,000
Issuance of
Series B
preferred stock,
net..............                               49,951
Issuance of
common stock in
connection with
exercise of stock
options..........                                    4
Deferred stock
compensation
expense..........                                  --
Amortization of
deferred stock
compensation.....                                1,300
Cancellation of
compensatory
stock options....                                  --
Net loss.........                 (23,914)     (23,914)
                   ----------- ----------- -------------
 BALANCE AT
 DECEMBER 31,
 1999............                 (24,450)      37,009
Issuance of
Series C
preferred stock..                              103,000
Issuance of
Series D
preferred stock..                               40,000
Issuance of
Series D
preferred stock
warrants.........                                3,546
Issuance of
common stock in
connection with
the initial
public offering,
net..............                              258,556
Issuance of
common stock in
connection with
the secondary
offering, net....                              115,922
Issuance of
common stock in
connection with
exercise of stock
options..........                                1,305
Issuance of
common stock in
connection with
exercise of
warrants.........                                  --
Deferred stock
compensation
expense..........                                  --
Amortization of
deferred stock
compensation.....                                5,061
Cancellation of
compensatory
stock options....                                  --
Net loss.........                (124,865)    (124,865)
Translation
adjustment.......     $(406)                      (406)
                   ----------- ----------- -------------
 Balance at
 December 31,
 2000............     $(406)    $(149,315)   $ 439,128
                   =========== =========== =============

          See accompanying notes to consolidated financial statements.

                             StorageNetworks, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                       Period from
                                     October 5, 1998
                                      (commencement    Year ended   Year ended
                                    of operations) to December 31, December 31,
                                    December 31, 1998     1999         2000
                                    ----------------- ------------ ------------
OPERATING ACTIVITIES:
Net loss...........................      $ (369)        $(23,914)   $(124,865)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
 Depreciation and amortization.....           1            1,796       23,988
 Amortization of deferred stock
  compensation.....................         --             1,301        5,061
 Issuance of stock warrants........         --               --         3,546
 Changes in operating assets and
  liabilities:
  Accounts receivable..............        (541)          (2,626)      (4,719)
  Inventory........................        (201)             201          --
  Prepaid expenses and other
   current assets..................         (67)          (1,432)      (8,545)
  Other assets.....................        (500)            (317)      (7,660)
  Accounts payable.................         --             3,094          652
  Accrued expenses.................         507            5,575       17,052
  Deferred revenue.................         497              313        5,128
                                         ------         --------    ---------
    Net cash used in operating
     activities....................        (673)         (16,009)     (90,362)
INVESTING ACTIVITIES:
 Net purchases of property and
  equipment........................         (84)          (7,292)     (15,254)
 Purchases of short-term
  investments......................         --           (49,676)    (292,161)
 Proceeds from maturities of short
  term investments.................         --            14,874      242,196
 Purchases of long-term
  investments......................         --               --       (11,083)
 Purchase of restricted cash
  equivalents......................         --              (359)     (31,774)
                                         ------         --------    ---------
 Net cash used in investing
  activities.......................         (84)         (42,453)    (108,076)
FINANCING ACTIVITIES:
 Proceeds from issuance of common
  stock............................          77              --       376,673
 Proceeds from exercise of stock
  options..........................         --                 4        1,305
 Proceeds from issuance of
  preferred stock..................       9,000           51,000      143,000
 Offering costs....................         (40)             (49)      (2,195)
 Payments of capital lease
  obligations......................         --              (760)     (15,091)
                                         ------         --------    ---------
 Net cash provided by financing
  activities.......................       9,037           50,195      503,692
                                         ------         --------    ---------
 Net increase (decrease) in cash
  and cash equivalents.............       8,280           (8,267)     305,254
 Effect of exchange rates on cash
  and cash equivalents.............         --               --          (406)
 Cash and cash equivalents at
  beginning of period..............         --             8,280           13
                                         ------         --------    ---------
 Cash and cash equivalents at end
  of period........................      $8,280         $     13    $ 304,861
                                         ======         ========    =========
Supplemental disclosure of cash
 flow information:
 Cash paid during the year for
  interest.........................      $  --          $    393    $   6,808
                                         ======         ========    =========
Supplemental disclosures of non-
 cash financing activity:
 Capital lease obligations incurred
  in connection with the purchase
  of property and equipment........      $  --          $ 20,124    $ 118,629
                                         ======         ========    =========
 Capital lease obligations incurred
  in connection with the purchase
  of rights to use fiber optic
  capacity.........................      $  --          $    900    $   6,865
                                         ======         ========    =========

          See accompanying notes to consolidated financial statements.

                             StorageNetworks, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000

1. Business

  StorageNetworks, Inc. (the "Company") was founded in 1998 to be a provider of storage management services to established enterprises, Internet-based business and other users of information technology. The Company is building a Global Data Storage Network that connects a customer's computing environment to the Company's services. The Company also provides professional services within the areas of storage management, disaster recovery and business continuity

2. Summary of Significant Accounting Policies

 Basis of Presentation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition

  Revenues consist of (i) monthly service fees and installation fees from customer use of the Company's managed storage services, (ii) professional services fees, and (iii) proceeds from data storage equipment sales to customers. Revenues are recognized in accordance with the guidance of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," when all of the following conditions are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collection is reasonably assured. Revenues from monthly service fees from managed storage services are recognized as the managed storage services are provided. Revenues from managed storage services installation fees are recognized on a straight-line basis over the term of the contract, generally one to three years. Revenues from professional services engagements are recognized as the services are provided. Revenues on fixed-price contracts are recognized using the percentage of completion method of accounting and are adjusted monthly for the cumulative impact of any revision in estimates. The Company determines the percentage of completion of its contracts by comparing costs incurred to date to total estimated costs. Contract costs include all direct labor and expenses related to the contract performance. Equipment sales are recognized when the equipment is delivered to the customer or placed into service.

 Cash Equivalents

  Cash equivalents consist of highly liquid investments with maturities of 90 days or less at the time of purchase. As of December 31, 1999 and 2000, cash equivalents consisted principally of money market funds.

                             StorageNetworks, Inc.

 Restricted Cash Equivalents

  Restricted cash equivalents represent amounts that are restricted as to their use in accordance with financing and leasing arrangements.

 Investments

  The Company classifies its short-term investments as available for sale securities in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Investments in Debt and Equity Securities." Such short-term investments are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. At December 31, 1999, the Company classified it investments as held-to-maturity. Held-to-maturity investments are carried at amortized cost, which approximates market. Long-term investments include the preferred shares of private companies and are carried at the lower of cost or market. The Company reviews investments on a quarterly basis for reductions in market value that are other than temporary. When such reductions occur, the cost of the investment is adjusted to its fair value.

 Concentrations of Credit Risk

  Carrying amounts of financial instruments held by the Company, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short duration. Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of cash and cash equivalents, investments and accounts receivable.

  The Company's customer base is primarily composed of businesses throughout the United States. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential losses. Revenues earned from two professional services customers for which the Company has sub-contracting agreements accounted for 14% and 12%, respectively, of the Company's consolidated total revenues for the year ended December 31, 2000. One of those customers accounted for approximately 40% of the Company's consolidated total revenues for the year ended December 31, 1999.

 Property and Equipment

  Property and equipment are stated at cost and depreciated on a straight-line basis over their respective estimated useful lives, which are generally three to four years. Equipment recorded under capital leases and leasehold improvements are depreciated using the straight-line method over the shorter of the respective lease term or estimated useful life of the asset.

 Research and Development Costs

  Research and development costs are expensed as incurred and include costs to develop, enhance and manage the Company's proprietary technology.

 Income Taxes

  The Company accounts for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

 Stock-Based Compensation

  The Company accounts for its stock-based compensation plans utilizing the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

                             StorageNetworks, Inc.

The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation" ("SFAS 123").

 Impairment of Long-Lived Assets

  The Company continually reviews the carrying value of long-lived assets, including property and equipment to determine whether there are any indications of impairment losses. Recoverability of long-lived assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

 Advertising Expenses

  All advertising costs are expensed as incurred. Advertising costs were not material in the period October 5, 1998 (commencement of operations) through December 31, 1998 and for the year ended December 31, 1999. The Company incurred $5.6 million in advertising costs during the year ended December 31, 2000.

 Foreign Currency Translation

  The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, "Foreign Currency Translation". All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates have been reported in other comprehensive income.

 Net Loss Per Share

  Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share does not differ from basic loss per share since potential common shares to be issued upon the exercise of stock options and the conversion of preferred stock are anti-dilutive for the periods presented.

 Segment Information

  The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographical areas and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance.

 Reclassifications

  Certain amounts in 1999 have been reclassified to permit comparison with 2000 amounts.

                             StorageNetworks, Inc.

3. Short-Term Investments

  Short-term investments consist of the following (in thousands):

                                                December 31, 1999
                                   --------------------------------------------
                                             Gross      Gross
                                           Unrealized Unrealized Estimated Fair
                                    Cost     Gains      Losses       Value
                                   ------- ---------- ---------- --------------
U.S. government securities due
 within one year.................. $   --     $--        $--        $   --
Corporate notes due within one
 year.............................  34,802     --         --         34,802
                                   -------    ----       ----       -------
Total debt securities included in
 short-term investments........... $34,802    $--        $--        $34,802
                                   =======    ====       ====       =======
                                                December 31, 2000
                                   --------------------------------------------
                                             Gross      Gross
                                           Unrealized Unrealized Estimated Fair
                                    Cost     Gains      Losses       Value
                                   ------- ---------- ---------- --------------
U.S. government securities due
 within one year.................. $42,500    $--        $--        $42,500
Corporate notes due within one
 year.............................  42,267     --         --         42,267
                                   -------    ----       ----       -------
Total debt securities included in
 short-term investments........... $84,767    $--        $--        $84,767
                                   =======    ====       ====       =======

4. Property and Equipment

  Property and equipment consist of the following (in thousands):

                                                               1999      2000
                                                              -------  --------
   Global Data Storage Network related equipment............. $22,952  $146,367
   Furniture, fixtures, computer equipment and other.........   3,380     7,843
   Leasehold improvements....................................     367     2,377
   Purchased software........................................     801     4,796
                                                              -------  --------
                                                               27,500   161,383
   Less accumulated depreciation.............................  (1,748)  (25,516)
                                                              -------  --------
                                                              $25,752  $135,867
                                                              =======  ========

  Depreciation expense amounted to $434,000, $1.7 million and $23.8 million in 1998, 1999 and 2000, respectively.

  Included in the December 31, 1999 and 2000 amounts above are property and equipment under capital leases with a cost of $20.1 million and $126.4 million and accumulated depreciation of $1.4 million and $20.9 million.

5. Accrued Expenses

  Accrued expenses consist of the following (in thousands):

                                                                  1999   2000
                                                                 ------ -------
   Accrued bonuses.............................................. $1,498 $ 9,316
   Accrued data center and office rent..........................  1,296   2,977
   Accrued Global Data Storage Network related equipment........  1,725     348
   Accrued other................................................  1,563  10,493
                                                                 ------ -------
                                                                 $6,082 $23,134
                                                                 ====== =======

                             StorageNetworks, Inc.

6. Stockholders' Equity

 Stock Split

  On January 26, 2000, the Board of Directors and stockholders approved a two-for-one common stock split, affected in the form of a stock dividend. All share and per share information in the accompanying consolidated financial statements and notes to the consolidated financial statements has been retroactively restated to reflect the effect of this stock split.

 Common Stock

  The Company has authorized 600,000,000 shares of common stock, $.01 par value. The voting, dividend and liquidation rights of the holders of common stock are subject to, and qualified by, the rights of the holders of preferred stock. The holders of common stock are entitled to one vote for each share held. The Board of Directors may declare dividends subject to preferential dividend rights of any outstanding preferred stock. Holders of common stock are entitled to receive all assets available for distribution on the dissolution or liquidation of the Company, subject to any preferential rights of any outstanding preferred stock.

 Initial Public Offering

  In July 2000, the Company completed its initial public offering ("IPO") in which it sold 10,350,000 shares of common stock at a price to the public of $27.00 per share. The net proceeds of the IPO after deducting underwriting discounts were $258.6 million. Upon the closing of the IPO, all of the Company's then outstanding convertible preferred stock automatically converted into an aggregate of 54,109,118 shares of common stock.

 Preferred Stock

  The Company's amended and restated certificate of incorporation authorizes the issuance of 5,000,000 shares of preferred stock. The Board has discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences of each series of preferred stock.

 Stock Option Plans

  The Company has adopted the StorageNetworks, Inc. Amended and Restated 1998 Stock Incentive Plan, the 2000 Stock Plan and the 2000 Non-Employee Director Option Plan (the "Stock Plans"), which are administered by the Board of Directors (the "Board"). Under the terms of the Stock Plans, the Board may grant stock awards to officers, employees and consultants of the Company. The Stock Plans permit the grant of incentive stock options and nonqualified stock options. As of December 31, 2000, the Company has reserved 23,320,000 shares of common stock for issuance under the Stock Plans. Incentive stock options may not be granted at less than 100% of the fair market value of the common stock on the date of the grant and may not expire more than ten years from the date of the grant. Stock options granted under the Stock Plans generally will become exercisable over a four- year period unless the Board specifies a different vesting schedule. The Stock Plans have a term of ten years, subject to earlier termination or amendment by the Board, and options outstanding under the Stock Plans prior to its termination remain outstanding after such termination.

 2000 Employee Stock Purchase Plan

  The 2000 Employee Stock Purchase Plan (the "2000 Stock Purchase Plan") was adopted by the Board and approved by our Stockholders in March 2000. The 2000 Stock Purchase Plan authorizes the issuance of up to a total of 10,000,000 shares of common stock to our participating employees.

                             StorageNetworks, Inc.

  The following table presents the activity of the Stock Plans for the periods ended December 31, 1998, 1999 and 2000:

                                1998               1999                 2000
                         ------------------ -------------------- --------------------
                                   Weighted             Weighted             Weighted
                                   Average              Average              Average
                                   Exercise             Exercise             Exercise
                          Shares    Price     Shares     Price     Shares     Price
                         --------- -------- ----------  -------- ----------  --------
Outstanding options at
 beginning of period....       --            2,266,000   $0.03    9,126,000   $ 0.73
Granted................. 2,266,000  $0.03    9,664,000    0.70    3,665,650    27.34
Exercised...............       --             (131,500)   0.03   (1,984,337)    0.66
Cancelled...............       --           (2,672,500)   0.04     (838,283)    6.06
                         ---------  -----   ----------   -----   ----------   ------
Outstanding options at
 end of period.......... 2,266,000  $0.03    9,126,000   $0.73    9,969,030   $10.07
                         =========  =====   ==========   =====   ==========   ======
Exercisable at end of
 period.................       --               43,000   $0.34    1,035,213   $ 2.13
                         =========  =====   ==========   =====   ==========   ======
Available for grant at
 end of year............                     1,662,500           10,835,133
                                            ==========           ==========

  The following table summarizes information about the Company's stock options at December 31, 2000:

        Stock Options Outstanding                          Stock Options Exercisable
------------------------------------------------           -----------------------------------
                   Weighted             Weighted                                 Weighted
                    Average             Average                                  Average
  Number          Contractual           Exercise             Number              Exercise
Outstanding       Life (yrs)             Price             Exercisable            Price
-----------       -----------           --------           -----------           --------
 1,065,875           8.07                $0.03                141,250             $0.03
   618,875           8.32                 0.05                 68,250              0.05
   470,951           8.46                 0.15                 59,076              0.15
 2,302,391           8.67                 0.25                443,034              0.25
   617,788           8.84                 0.50                108,353              0.50
 1,564,000           8.96                 3.00                 92,000              3.00
   685,200           9.08                 8.00                 75,750              8.00
 1,525,600           9.36                17.00                 43,500             17.00
   174,600           9.92                23.10                    --                --
   712,050           9.82                55.00                    --                --
   231,700           9.66                91.40                  4,000             99.81
 ---------                                                  ---------
 9,969,030                                                  1,035,213
 =========                                                  =========

 Stock-Based Compensation

  As discussed in Note 2, the Company applies APB 25 and related interpretations in accounting for its Stock Plans. For the years ended December 31, 1998, 1999 and 2000, the Company recorded $1.1 million, $20.8 million and $580,000 in deferred compensation for options to purchase common stock granted at exercise prices determined to be below the fair value of common stock. Compensation expense of $1.3 million and $5.1 million was recognized during the years ended December 31, 1999 and 2000. As required under SFAS 123, the following pro forma net loss and net loss per share presentations reflect the amortization of the option grant fair value as expense. For purposes of this

                             StorageNetworks, Inc.

disclosure, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows for the year ended December 31, 1998, 1999 and 2000 (in thousands, except per share amounts):

                                                     1998     1999      2000
                                                    ------  --------  ---------
Pro forma net loss................................  $ (369) $(23,816) $(140,111)
Pro forma net loss per share -- basic and diluted.  $(0.02) $  (0.98) $   (2.38)

  The fair value of each option is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                                             1998  1999   2000
Stock Options:                                               ----- ----- ------
Expected term (years).......................................   4.0   4.0    3.7
Risk-free interest rate (%).................................   5.5   5.5    6.2
Expected volatility (%).....................................   --    --     147
Dividend yield (%)..........................................     0     0      0
Weighted average fair value of options granted.............. $0.01 $2.61 $22.69

  The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures in future years as the periods presented include only one, two and three years of option grants under the Stock Plans.

 Stock Warrants

  At December 31, 2000, there were warrants outstanding to purchase 122,682 shares of common stock. Warrants to purchase 42,682 shares of common stock have an exercise price of $2.46 and expire on October 27, 2009. Warrants to purchase 80,000 shares of common stock have an exercise price of $22.75 and expire on March 1, 2002.

  On February 29, 2000, the Company issued warrants to three customers to purchase 810,000 shares of preferred stock, that converted to warrants to purchase 810,000 shares of common stock upon the completion of the Company's IPO in July 2000, at $22.75 per share. The fair value of the warrants was determined to be $3,546,000 and was calculated using the Black-Scholes option pricing model with the following assumptions: volatility--95%, dividends-- none, expected life-- 1/4 year, risk-free interest rate--5.5%. All of the warrants are immediately exercisable. Warrants with a fair value of $1,891,200 issued to customers with non-cancelable managed services contracts have been deferred and will be amortized over the contract term. The remaining warrants with a fair value of $1,654,800 are included in sales and marketing expenses.

7. Income Taxes

  As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $157.7 million. The net operating loss carryforwards will expire at various dates beginning in the years 2003 through 2020 if not utilized.

                             StorageNetworks, Inc.

  Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes consist of the following at December 31 (in thousands):

                                                       1998    1999      2000
                                                       -----  -------  --------
Deferred tax assets:
  Net operating loss carryforwards.................... $  20  $10,203  $ 63,100
  Other...............................................   130      459     1,710
                                                       -----  -------  --------
                                                         150   10,662    64,810
Deferred tax liabilities:
  Depreciation........................................   --     1,497     5,866
                                                       -----  -------  --------
  Total deferred tax assets, net......................   150    9,165    58,944
  Valuation allowance.................................  (150)  (9,165)  (58,944)
                                                       -----  -------  --------
    Net deferred tax asset............................ $ --   $   --   $    --
                                                       =====  =======  ========

  The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded. The Company will continue to assess the realization of the deferred tax assets based on actual and forecasted operating results.

8. Commitments and Contingencies

 Leases

  The Company has entered into a number of operating leases for its facilities. The leases expire from 2001 through 2009. The Company also leases certain data center infrastructure and equipment under capital leases. Certain of these capital leases were entered into as sales-leaseback transactions. No gain or loss was recorded in any such transaction due to the short holding period from the time the assets were purchased until the time of the sale-leaseback. Future minimum lease payments as of December 31, 2000 are as follows:

                                                              Capital   Operating
                                                               Leases    Leases
                                                              --------  ---------
                                                                (in thousands)
Year ending December 31,
  2001....................................................... $ 48,238   $21,489
  2002.......................................................   50,021    11,502
  2003.......................................................   41,282     9,844
  2004.......................................................    5,116     7,295
  2005.......................................................      992     5,802
  Thereafter.................................................   13,883    25,229
                                                              --------   -------
Total minimum lease payments.................................  159,532   $81,161
                                                                         =======
Less amounts representing imputed interest...................  (28,865)
                                                              --------
Present value of minimum lease payments......................  130,667
Less current portion.........................................   36,617
    Capital lease obligations, less current portion.......... $ 94,050
                                                              ========

  The Company's rent expense was approximately $3,600, $2.4 million and $19.6 million for the years ended December 31, 1998, 1999 and 2000, respectively.

                             StorageNetworks, Inc.

 Fiber Optic Capacity Lease

  In October 1999, the Company entered into a capital lease agreement for the acquisition of dark fiber transport capacity. The Company executes a lease schedule each time dark fiber is leased under the agreement. The term of the agreement is 20 years from the initiation of the first lease schedule, which occurred in December 1999. The present value of the minimum lease payments from the lease schedules executed under this agreement are recorded as rights to use fiber optic capacity in the accompanying consolidated balance sheet, and are amortized using the straight-line method over the respective lease terms. Amortization expense amounted to zero and $220,000 in 1999 and 2000, respectively. The total minimum commitment is approximately $87.9 million over the lease term.

9. Segment Information

  The Company considers its managed storage services and its professional services as reportable segments under the aggregation criteria of SFAS No.
131. The operations of each reportable segment are reported separately in the accompanying consolidated statements of operations. Total assets for the Company's managed storage services totaled $23.2 million and $136.2 million at December 31, 1999 and 2000, respectively. Total assets pertaining to the Company's professional services were $2.6 million and $3.3 million at December 31, 1999 and 2000, respectively.

10. Employee Benefit Plan

  In January 2000, the Company established a savings plan for its employees that is designed to be qualified under Section 401(K) of the Internal Revenue Code (The "401(K) Plan"). Eligible employees are permitted to contribute to The 401(K) Plan through payroll deductions within statutory and plan limits. The Company made no contributions to the 401(K) Plan in 2000.

11. Related Party Transaction

  In August 2000, pursuant to a secured promissory note, the company loaned $1.2 million to an officer for the purchase of a principal residence in connection with the officer's relocation to the Company's corporate headquarters. The note is secured by a mortgage on the property, has a term of four years and an interest rate of 6.62%. The note is included in other assets on the Company's balance sheet at December 31, 2000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  Except as set forth below, the information required by this item is incorporated by reference to the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy statement filed with the Securities and Exchange Commission with respect to our 2001 Annual Meeting of Stockholders (the "Proxy Statement") to be held May 15, 2001.

  Our executive officers and directors, and their ages and positions as of March 22, 2001, are as follows:

Name                             Age                  Position
----                             ---                  --------
Peter W. Bell...................  36 Chairman of the Board, Chief Executive
                                     Officer, President and Director

William D. Miller...............  40 Executive Vice President, Chief Technical
                                     Officer and Director

Paul C. Flanagan................  36 Executive Vice President of Finance,
                                     Administration and Corporate Development,
                                     Chief Financial Officer, Treasurer and
                                     Secretary

John C. Clavin..................  38 Executive Vice President of Marketing

Michael G. Tardif...............  41 Executive Vice President of Engineering and
                                     Operations

Jeffrey P. Keohane..............  38 Executive Vice President of Business
                                     Operations

Randall A. Blumenthal...........  32 Director

Robert E. Davoli (1)............  52 Director

Harold R. Dixon.................  37 Director

Stephen J. Gaal (1)(2)..........  56 Director

Michael D. Lambert (1)(2).......  54 Director

Roger M. Marino.................  63 Director

William T. Schleyer (2).........  49 Director

--------
(1)   Member of the Compensation Committee
(2)   Member of the Audit Committee

  Set forth below is certain information regarding the professional experience for each of the above-named persons.

  Peter W. Bell co-founded StorageNetworks and has served as our Chief Executive Officer and President and as a director since October, 1998 and as our Chairman of the Board since January, 2000. From July, 1997 to July, 1998, Mr. Bell served as the Vice President of Worldwide Sales at Andataco, Inc., an integrator of storage technology products. From July, 1996 to July, 1997, Mr. Bell served as the Executive Vice President of Sales, Services and Marketing at NetXchange, a provider of internet telephony software. Between November, 1986 and June, 1996, Mr. Bell held a variety of management positions in marketing, operations and sales at EMC Corporation, a vendor of storage hardware, software and services, including Director of Sales, Open Storage Group.

  William D. Miller co-founded StorageNetworks and has served as our Executive Vice President and Chief Technical Officer and a director since October, 1998. From 1994 to 1998, Mr. Miller managed strategic accounts for Andataco, Inc., an integrator of storage technology products.

  Paul C. Flanagan has served as our Executive Vice President of Finance, Administration and Corporate Development since April, 2000, and as our Chief Financial Officer since March, 1999. From May, 1997 to February, 1999, Mr. Flanagan served as Vice President of Finance for Lasertron, Inc., a manufacturer of fiber optic components for telecommunications. From December, 1995 to May, 1997, Mr. Flanagan served as Vice President of Finance and Administration for Vitol Gas and Electric, LLC, an energy commodity trading company. From September, 1986 to December, 1995, Mr. Flanagan was employed by Ernst & Young LLP, a public accounting firm.

  John C. Clavin has served as our Executive Vice President of Marketing since August, 2000. Previously, Mr. Clavin served as our Senior Vice President of Marketing and Corporate Development from August, 1999 through April, 2000 and as our Executive Vice President of Operations from April, 2000 to August, 2000. From 1994 to 1999, Mr. Clavin served as the Vice President of Client Services at The Boston Company Asset Management, LLC, an institutional money management firm. From 1984 to 1988 and from 1991 to 1994, Mr. Clavin held senior level positions at EMC Corporation, a vendor of storage hardware, software and services.

  Michael G. Tardif has served as our Executive Vice President of Engineering and Operations since October, 2000. Previously, Mr. Tardif served as our Senior Vice President of Engineering and Strategy from January, 2000 to October, 2000. From March, 1995 to January, 2000, Mr. Tardif served as Vice President of Information Technology Infrastructure at The Goldman Sachs Group, Inc., an investment banking firm. From January, 1989 to March, 1995, Mr. Tardif served as President and Chief Technology Officer at Xtensible Technologies Corporation, a software systems integration and engineering firm specializing in development and deployment of systems applications.

  Jeffrey P. Keohane has served as our Executive Vice President of Business Operations since March, 2001. From February, 1993 to March, 2001, Mr. Keohane held various positions at Comdisco, Inc., a global technology services provider, including Senior Vice President, and was also President of Comdisco Technology Services, where he was responsible for managing its continuity services, storage services, web services and networks services lines of business. Previous to that position, Mr. Keohane was responsible for Comdisco's enterprise systems leasing and trading business.

  Randall A. Blumenthal has served as a director of StorageNetworks since July, 1999. Mr. Blumenthal is a Managing Director at Goldman, Sachs & Co., an investment banking firm, where he focuses on Internet, software and technology services investing. Mr. Blumenthal served as a Vice President at Goldman, Sachs & Co. from 1996 to 1999 and as an Associate from 1992 to 1996.

  Robert E. Davoli has served as a director of StorageNetworks since December, 1998, and as a member of the Compensation Committee since August, 1999. Mr. Davoli has been a general partner of Sigma Partners, a venture capital firm, since 1995. Prior to his association with Sigma Partners, he was President and Chief Executive Officer of Epoch Systems, a vendor of client-server data management software products. Mr. Davoli also serves on the board of directors of Broadbase Software, Inc., Internet Security Systems, Inc., Vignette Corporation, and Versata, Inc.

  Harold R. Dixon has served as a director of StorageNetworks since October, 1998. Mr. Dixon has served as Chairman of GiantLoop Network since March, 2000 and previously served as its Chief Executive Officer. From 1986 to January, 2000, Mr. Dixon held various positions at EMC Corporation, a vendor of storage hardware, software and services, most recently serving as Senior Vice President, Global Sales and Services. While at EMC, Mr. Dixon also served as Vice President of Sales, Americas, and Vice President and Sales Manager, Canada.

  Stephen J. Gaal has served as a director of StorageNetworks since October, 1998, as a member of the Compensation Committee since August, 1999, and as a member of the Audit Committee since March 2000. Mr. Gaal is the founder and Managing Director of Gaal & Company, Inc., which provides advisory services to emerging technology companies in the areas of business and financial strategy and planning. Between 1987 and 1996, Mr. Gaal held the positions of Principal, Partner, and Managing Director of TA Associates, a venture capital and private equity firm.

  Michael D. Lambert has served as a director of StorageNetworks since January, 2000, as a member of the Compensation Committee since March, 2000, and as a member of the Audit Committee since December, 2000. Mr. Lambert is Senior Vice President of the Enterprise Systems Group of Dell Computer Corporation, a direct provider of computer systems and services. In this position, his responsibilities include the development and delivery of Internet-related consulting and hosting services, and the oversight of engineering, product marketing and manufacturing of servers, storage and related products. From 1993 to 1996, Mr. Lambert held the position of Vice President of Sales and Marketing, North America, for Compaq Computer Corporation, a developer and manufacturer of computer hardware, software and services.

  Roger M. Marino has served as a director of StorageNetworks since October, 1998. Mr. Marino is currently a private investor. From May, 1997 to September, 1999, Mr. Marino held the positions of General Manager and owner of the Pittsburgh Penguins, a National Hockey League team. Mr. Marino was a founder and former president of EMC Corporation, a vendor of storage hardware, software and services.

  William T. Schleyer has served as a director of StorageNetworks since March, 1999 and as a member of the Audit Committee since March 2000. Mr. Schleyer is a Principal in Pilot House Ventures, LLC, a venture capital company that invests in the broadband and Internet industries. In 1997, he served as President and Chief Operating Officer of MediaOne, the broadband services division of U.S. West Media Group, a provider of broadband telecommunications services. From 1994 to 1996, Mr. Schleyer was President and Chief Operating Officer of Continental Cablevision, Inc., a provider of broadband communications services. Mr. Schleyer serves on the board of directors of Antec Corporation, Time Warner Telecom Inc. and Wink Communications, Inc.

Item 11. Executive Compensation.

  The information required by this item in incorporated by reference from the information under the captions "Election of Directors--Compensation of Directors," "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The information required by this item is incorporated by reference from the information under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

  The information required by this item is incorporated by reference from the information under the caption "Certain Relationships and Related Party Transactions" in the Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) The following documents are included in this Annual Report on Form 10-K.

    1. Financial Statements (see Item 8--Financial Statements and
  Supplementary Data included in this Annual Report on From 10-K).

    2. The schedule listed below and the Report of Independent Auditors on Financial Statement Schedules are filed as part of this Annual Report on Form 10-K Financial Statement Schedules:

                                                                            Page
                                                                            No.
                                                                            ----
Schedule II--Valuation and Qualifying Accounts............................. S-1

  All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements and related notes thereto.

    3. Exhibits

    The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporate herein.

  (b) No current reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 2000.

  The following trademarks or servicemarks of StorageNetworks are mentioned in this Annual Report on Form 10-K: StorageNetworks, Global Data Storage, PACS, DataPACS, NetPACS, BackPACS, SafePACS, STORwidth, STORmanage, STORos, STORvision, Virtual Storage Portal, VSP, S-POP and S-POP Manager.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          StorageNetworks, Inc.

                                                     /s/ Peter W. Bell
                                          By___________________________________
                                                       Peter W. Bell
                                               President and Chief Executive
                                                          Officer

                                          Date: March 22, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Peter W. Bell              President, Chief Executive   March 22, 2001
______________________________________  Officer and Director
            Peter W. Bell               (Principal Executive
                                        Officer)

      /s/ William D. Miller            Executive Vice President,    March 22, 2001
______________________________________  Chief Technical Officer
          William D. Miller             and Director

       /s/ Paul C. Flanagan            Executive Vice President,    March 22, 2001
______________________________________  Chief Financial Officer,
           Paul C. Flanagan             Treasurer and Secretary
                                        (Principal Financial and
                                        Accounting Officer)

    /s/ Randall A. Blumenthal          Director                     March 22, 2001
______________________________________
        Randall A. Blumenthal

       /s/ Robert E. Davoli            Director                     March 22, 2001
______________________________________
           Robert E. Davoli

       /s/ Harold R. Dixon             Director                     March 22, 2001
______________________________________
           Harold R. Dixon

       /s/ Stephen J. Gaal             Director                     March 22, 2001
______________________________________
           Stephen J. Gaal

      /s/ Michael D. Lambert           Director                     March 22, 2001
______________________________________
          Michael D. Lambert

     /s/ William T. Schleyer           Director                     March 22, 2001
______________________________________
         William T. Schleyer

       /s/ Roger M. Marino             Director                     March 22, 2001
______________________________________
           Roger M. Marino

                                 EXHIBIT INDEX

 Exhibit No. Description
 ----------- -----------
  3.1*       Amended and Restated Certificate of Incorporation of
             StorageNetworks, Inc.

  3.2** Amended and Restated By-Laws of StorageNetworks, Inc., as amended to date.

  4.1*       Specimen common stock certificate.

 10.1*# Amended and Restated 1998 Stock Incentive Plan, as amended to date.

 10.2*#      2000 Stock Plan.

 10.3*#      2000 Non-employee Director Option Plan.

 10.4*       Lease by and between StorageNetworks, Inc. and Prospect Hill
             Acquisition Trust for 100 Fifth Avenue, Waltham, Massachusetts, dated November 8, 1999.

 10.5+*      Subcontractor Agreement for Professional Services between
             StorageNetworks, Inc. and EMC Corporation dated May 4, 1999.

 10.6*       Value Added Systems Integrator Agreement between StorageNetworks,
             Inc. and EMC Corporation dated September, 1999.

 10.7+*      Amendment to Value Added Systems Integrator Agreement between
             StorageNetworks, Inc. and EMC Corporation dated February 2, 2000.

 10.8*       Master Fiber Network and Colocation Services Agreement between
             StorageNetworks, Inc. and Global Crossing USA Inc. dated March 9,
             1999.

 10.9*       Master Lease Agreement between StorageNetworks, Inc. and Dell
             Financial Services dated June 15, 1999.

 10.10* Third Amended and Restated Stockholder Rights Agreement dated as of February 29, 2000 among StorageNetworks, Inc. and certain stockholders of StorageNetworks, Inc. named therein.

 10.11+*     Fiber Optic Network Agreement with Metromedia Fiber Network
             Services Inc. dated October 8, 1999.

 10.12*#     Employment Agreement with John Clavin dated July 19, 1999.

 10.13*#     Severance Agreement with John Clavin, as amended, dated August 26,
             1999.

 10.14**# Promissory Note from Michael Tardif to StorageNetworks, Inc., dated August 18, 2000.

 10.15*#     Employment Agreement with Paul Flanagan dated March 15, 1999.

 10.16 Statement re: per share earnings (This exhibit has been omitted because the information is shown in the financial statements or notes thereto).

 10.17*#     2000 Employee Stock Purchase Plan

 10.18+*     Agreement for Professional Services between StorageNetworks, Inc.
             and Dell Marketing L.P. dated April 27, 2000.

 10.19**     Hobbs Brook Office Park Lease between StorageNetworks, Inc. and
             275 Wyman Street Trust dated July, 2000.

 21.1        List of Subsidiaries.

 23.1        Consent of Ernst & Young LLP.

--------
* Incorporated by reference to StorageNetworks, Inc.'s Registration Statement on Form S-1 filed on March 1, 2000 (Registration No. 333-31430).
** Incorporated by reference to StorageNetworks, Inc.'s Registration Statement on Form S-1 filed on October 24, 2000 (Registration No. 333-48530).
+ Confidential treatment has been granted certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.
#   Management contract or compensatory plan or arrangement.

                                  SCHEDULE II

                             STORAGENETWORKS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                              Balance at Charged to       Deductions Balance at
                              Beginning  Costs and           from      End of
Description                   of Period   Expenses  Other  Reserves    Period
-----------                   ---------- ---------- ----- ---------- ----------
YEAR ENDED DECEMBER 31,
 2000.......................
Reserves and allowances
 deducted from asset
 accounts:
  Allowance for doubtful
   accounts.................     $76        263        0      32        $307
YEAR ENDED DECEMBER 31,
 1999.......................
Reserves and allowances
 deducted from asset
 accounts:
  Allowance for doubtful
   accounts.................     $ 0         76        0       0        $ 76
YEAR ENDED DECEMBER 31, 1998
Reserves and allowances
 deducted from asset
 accounts:
  Allowance for doubtful
   accounts.................     $ 0          0        0       0        $  0