Form 10-Q
period 2001-03-31
STORAGENETWORKS INC
filed 2001-05-11
CIK 1075658

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 0-30905

STORAGENETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3436145
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

225 Wyman Street
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
Yes ☒ No ☐

The number of shares outstanding of the registrant’s Common Stock as of May 7, 2001: 96,307,385 shares.

StorageNetworks, Inc.

Form 10-Q
For the Quarterly Period Ended March 31, 2001

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

StorageNetworks, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2000	March 31, 2001

	(Note 1)	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$304,861	$224,769
Short-term investments	84,767	118,120
Accounts receivable, net	7,886	8,527
Prepaid expenses and other current assets	10,044	14,043

Total current assets	407,558	365,459
Property and equipment, net	135,867	145,344
Restricted cash equivalents	32,133	32,816
Rights to use fiber optic capacity	7,595	7,865
Other assets	19,460	20,248

Total assets	$602,613	$571,732

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,746	$9,709
Accrued expenses	23,134	23,339
Deferred revenue	5,938	3,814
Capital lease obligations	36,617	37,460

Total current liabilities	69,435	74,322

Capital lease obligations, less current portion	94,050	88,789

STOCKHOLDERS’ EQUITY:
Common stock	954	963
Treasury stock	-	(200)
Additional paid-in capital	601,649	602,342
Deferred stock compensation	(13,754)	(12,560)
Accumulated other comprehensive income	(406)	254
Accumulated deficit	(149,315)	(182,178)

Total stockholders’ equity	439,128	408,621

Total liabilities and stockholders’ equity	$602,613	$571,732

See notes to condensed consolidated financial statements.

StorageNetworks, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,

	2000	2001

REVENUES:
Managed storage services revenues	$1,307	$23,049
Professional services revenues	3,313	4,056

Total revenues	4,620	27,105
COSTS AND EXPENSES:
Cost of managed storage services revenues,
excluding deferred stock compensation
amortization amounts	11,094	30,110
Cost of professional services revenues,
excluding deferred stock compensation
amortization amounts	4,817	2,783
Sales and marketing, excluding deferred stock
compensation amortization amounts	9,606	18,400
General and administrative, excluding deferred
stock compensation amortization amounts	3,702	5,503
Research and development, excluding
deferred stock compensation
amortization amounts	1,827	4,356
Amortization of deferred stock compensation*	1,383	1,194

Total costs and expenses	32,429	62,346
Loss from operations	(27,809)	(35,241)
Interest income	1,599	5,433
Interest expense	(806)	(3,055)

Net loss	$(27,016)	$(32,863)

Net loss per share—basic and diluted	$(1.09)	$(0.34)
Weighted average common shares outstanding	24,765	95,842

*Amortization of deferred stock compensation
Cost of managed storage services revenues	$77	$205
Cost of professional services revenues	165	52
Sales and marketing	478	405
General and administrative	261	101
Research and development	402	431

	$1,383	$1,194

See notes to condensed consolidated financial statements.

StorageNetworks, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,

	2000	2001

Net cash used in operating activities	$(16,763)	$(20,048)

INVESTING ACTIVITIES:
Purchases of property and equipment	(15,727)	(15,460)
Purchases of short term investments	(154,116)	(98,209)
Proceeds from maturities of short term investments	84,062	64,856
Purchase of restricted cash equivalents	—	(683)
Purchases of long term investments	—	(2,000)

Net cash used in investing activities	(85,781)	(51,496)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,025	702
Proceeds from issuance of preferred stock, net	143,000	—
Acquisition of treasury stock	—	(200)
Payments of capital lease obligations	(1,457)	(9,686)

Net cash provided by (used in) financing activities	142,568	(9,184)

Net increase (decrease) in cash and cash equivalents	40,024	(80,728)
Effect of exchange rate changes on cash	—	636
Cash and cash equivalents at beginning of period	13	304,861

Cash and cash equivalents at end of period	$40,037	$224,769

See notes to condensed consolidated financial statements.

StorageNetworks, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of StorageNetworks, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

2.    Revenue Recognition

     Revenues consist of (i) monthly service fees and installation fees from customer use of the Company’s managed storage services and (ii) professional services fees. Revenues are recognized in accordance with the guidance of Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”, when all of the following conditions are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collection is reasonably assured. Revenues from monthly service fees from managed storage services are recognized as the service levels are provided. Revenues from managed storage services installation fees are recognized on a straight-line basis over the term of the contract. Revenues from time and materials professional service engagements are recognized as the services are provided. Revenues from fixed-priced professional services contracts are recognized using the percentage of completion method of accounting and are adjusted monthly for the cumulative impact of any revision in estimates. The Company determines the percentage of completion of its contracts by comparing costs incurred to date to total estimated costs. Contract costs include all direct labor and expenses related to the contract performance.

3.    Property and Equipment

       Property and equipment consist of the following (in thousands):

	December 31,	March 31,
	2000	2001

Global Data Storage Network related equipment	$146,367	$162,076
Furniture, fixtures, computer and other equipment	5,584	5,621
Lab Equipment	2,259	2,598
Leasehold improvements	2,377	5,655
Purchased software	4,796	6,031

	$161,383	$181,981
Less accumulated depreciation and amortization	(25,516)	(36,637)

	$135,867	$145,344

4.    Segment Information

     The results of operations of the Company’s managed storage services and its professional services segments are reported separately in the accompanying condensed consolidated statements of operations. Total assets for the Company’s managed storage services were $136.2 million and $153.9 million at December 31, 2000 and March 31, 2001, respectively. Total assets for the Company’s professional services were $3.3 million and $1.0 million at December 31, 2000 and March 31, 2001, respectively.

5.   Comprehensive Income

      Total comprehensive loss was not materially different from net loss for the three months ended March 31, 2000 and 2001.

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause StorageNetworks, Inc.'s ("we","our" or "StorageNetworks") actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption"Certain Factors That May Affect Future Operating Results".

Overview

     We are a leading provider of storage management services and developer of storage management technology. We provide both managed storage services and professional services to our customers. Through our proprietary software and technology we deliver storage management services that enable us to manage our customers' data storage environments. Our professional services assist customers in assessing their data storage needs and designing appropriate data storage systems. We are creating the first global data storage network, comprised of best of breed hardware, storage software and networking equipment. Our Global Data Storage Network connects our customers' computing environment to our services and serves as the platform in which the customers' data is stored. The Global Data Storage Network is a combination of metropolitan storage networks, long distance fiber networks, our Storage Point of Presence (S-POP) data centers, our Global Operations Center and our proprietary technology. In order to coordinate and manage the heterogeneous components of our Global Data Storage Network, we have developed the first storage specific operating system, our STORos operating system. Our proprietary STORvision command control software allows our Global Operations Center to centrally control, modify and manage the Global Data Storage Network. We have also developed the Virtual Storage Portal software, a proprietary, web-based storage management tool that enables our managed storage services customers to analyze and monitor the service level agreement for our services and their storage utilization and availability. We integrate our best practices and repeatable processes into our proprietary technology in order to ensure the reliable delivery of our storage management services.

Revenues

     Revenues consist of fees from customer use of our managed storage services and fees for professional services.

     We provide our managed storage services under service level agreements with our customers. These agreements set forth monthly fees charged on a per managed gigabyte rate that is based on the amount of managed storage services specified in the agreement and the type and complexity of such services. Managed storage services revenues are recognized monthly as the services are provided. Installation fees charged for managed storage services are recognized as revenue on a straight-line basis over the term of the contract.

     We provide our professional services under statements of work with our customers, and we work on either a fixed price or time and materials basis. Our professional services engagements generally consist of assessments, designs and implementations of a customer's data storage systems. Our professional services engagements vary in length, generally from one to three months, depending on the scope of the services provided. Revenues from time and materials professional services engagements are recognized as the services are provided, and revenues from fixed price professional services engagements are recognized using the percentage of completion method of accounting, adjusted monthly for the cumulative impact of any revision in estimates.

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

Sales and Marketing

     Our sales and marketing expenses are comprised primarily of salaries and benefits of our corporate marketing, sales and business development personnel; sales commissions; fees paid to third parties, such as web-hosting providers and systems integrators who resell or market our services to customers; travel; sales and other promotional materials; trade shows; and other sales and marketing programs.

General and Administrative

     Our general and administrative expenses consist primarily of salaries and benefits of our administrative personnel; information technology costs; facility costs; and fees for outside professional advisors.

Research and Development

     Our research and development expenses consist primarily of salaries and benefits of our technology and engineering personnel; depreciation of laboratory and quality assurance equipment; and fees for third party development costs.

Amortization of Deferred Stock Compensation

     Amortization of deferred compensation represents the amortization of deferred compensation resulting from the grant of stock options at exercise prices deemed to be less than the fair value of the common stock on the grant date.

Interest Income

     Interest income consists of income received from the investment of proceeds received primarily from our equity offerings.

Interest Expense

     Interest expense consists of the imputed interest recognized from payments of capital lease obligations.

Results of Operations for the Three-Month Periods Ended March 31, 2000 and March 31, 2001

Revenues

     Total revenues for the three months ended March 31, 2001 were $27.1 million, compared to $4.6 million in the same period in 2000. Revenues from managed storage services for the three months ended March 31, 2001 were $23.0 million, compared to $1.3 million in the same period in 2000. The increase in managed storage services revenues resulted from increases in the number of managed storage services customers and revenue per customer in the 2001 period. In the 2001 period, we had approximately 210 customers under managed storage service contracts and our average annualized revenue per customer was $500,000. In the 2000 period, we had approximately 50 customers and our average annualized revenue per customer was $300,000. Revenues from professional services were $4.1 million for the three months ended March 31, 2001, compared to $3.3 million in the same period in 2000. The increase in professional services revenues resulted from an increase in average revenue per engagement during the 2001 period.

Cost of Revenues

     Cost of managed storage services revenues in the three months ended March 31, 2001 were $30.1 million, compared to $11.1 million in the same period in 2000. The increase was caused by an increase in the number of S-POP data centers in operation during the 2001 period. Accordingly, costs incurred in the operation of an S-POP data center, such as depreciation of capital equipment, personnel costs, networking costs and facility costs, were all higher in the 2001 period. Cost of professional services revenues in the three months ended March 31, 2001 were $2.8 million, compared to $4.8 million in the same period in 2000. The decrease was caused by a reduction in the number of professional services personnel in the 2001 period. During the 2001 period, more resources were allocated to the Company’s managed storage services in order to satisfy the rapid growth in demand for these services.

Sales and Marketing

     Sales and marketing expenses in the three months ended March 31, 2001 were $18.4 million, compared to $9.6 million in the same period in 2000. The increase was caused primarily by an increase in the number of sales and marketing personnel in the 2001 period. In addition, higher direct sales related compensation expenses, such as commissions and fees paid to third parties who resell or market our services to customers, were incurred in the 2001 period.

General and Administrative

     General and administrative expenses in the three months ended March 31, 2001 were $5.5 million, compared to $3.7 million in the same period in 2000. The increase was caused by an increase in the number of general and administrative personnel, as well as increased information technology and facilities costs incurred as a result of our growth in the 2001 period.

Research and Development

     Research and development expenses in the three months ended March 31, 2001 were $4.4 million, compared to $1.8 million in the same period in 2000. The increase was caused by an increase in the number of technology and engineering personnel and higher costs incurred in connection with technology and research activities, such as depreciation and third party development costs, in the 2001 period.

Amortization of Deferred Stock Compensation

     Amortization of deferred stock compensation in the three months ended March 31, 2001 was $1.2 million, compared to $1.4 million in the same period in 2000. The decrease was caused by the forfeiture of compensatory options subsequent to March 31, 2000 that resulted in a reduction in deferred stock compensation.

Interest Income

     Interest income in the three months ended March 31, 2001 was $5.4 million, compared to $1.6 million in the same period in 2000. The increase was caused by higher average cash and investment balances during the 2001 period.

Interest Expense

     Interest expense in the three months ended March 31, 2001 was $3.1 million, compared to $806,000 in the same period in 2000. The increase resulted from higher capital lease obligations, under which interest expense is incurred, in the 2001 period.

Liquidity and Capital Resources

     At March 31, 2001, we had cash and cash equivalents, including temporarily restricted cash equivalents, of $257.6 million; short-term investments of $118.1 million; and working capital of $291.1 million.

     Net cash used in operating activities totaled $20.0 million in the three months ended March 31, 2001, and $16.8 million in the same period in 2000. Our use of cash in the 2000 and 2001 periods was primarily attributable to the operating loss generated by our investment in the growth of our business, offset by non-cash charges such as depreciation and amortization and increases in accounts payable and accrued expenses.

     Net cash used in investing activities totaled $51.5 million in the three months ended March 31, 2001, and $85.8 million in the same period in 2000. Our cash used in investing activities in the 2000 and 2001 periods resulted primarily from the procurement of capital equipment to be used in our S-POP data centers, and the purchase of short-term investments, partially offset by maturities of such investments.

     Net cash used in financing activities totaled $9.2 million in the three months ended March 31, 2001, and net cash provided by financing activities totaled $142.6 million in the same period in 2000. The cash used in financing activities in the three months ended March 31, 2001 primarily reflects the payment of capital lease obligations. The cash provided by financing activities in the three months ended March 31, 2000 primarily reflects the proceeds received from the sale of Series C and Series D preferred stock, totaling $143.0 million.

     If our services continue to gain market acceptance we may experience significant growth in our operating costs in order to execute our business plan. We also expect to open new domestic and international offices and establish and operate additional S-POP data centers in order to support the needs of our existing and anticipated customers. As a result, we estimate that these operating costs will constitute a significant use of our cash resources. In addition, we may use cash resources to fund acquisitions of complementary businesses and technologies.

     We believe that our current cash and short-term investment position, equipment lines of credit and vendor financing arrangements will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 18 months. However, we may need to raise additional funds to develop new services or acquire complementary businesses or technologies or if we chose to more rapidly expand our business. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

     In June 1998, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, which is effective, as amended, for all quarters in fiscal years beginning after June 15, 2000, establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. As we do not currently engage in derivative or hedging activities, the adoption of this standard did not have a significant impact on our consolidated financial statements.

Certain Factors That May Affect Future Operating Results

Our business is difficult to evaluate due to our limited operating history.

     Due to the changing nature of our business, our limited operating history and the emerging nature of our markets and services, it is difficult to evaluate our business and prospects.

     We commenced operations in October of 1998. We began offering our managed data storage services in May of 1999 and derived 12% of revenues in 1999, 64% of our revenues in 2000, and 85% of our revenues in the first quarter of 2001 from these services. The storage management services market is new and may not grow or be sustainable. Potential customers may choose not to purchase storage management services from a third party provider due to concerns about security, reliability, system availability or data loss. It is possible that our services may never achieve market acceptance. Furthermore, we incur operating expenses based largely on anticipated revenue trends that are difficult to predict. If this market does not develop, or develops more slowly than we expect, our business, results of operations and financial condition will be seriously harmed.

     Our first S-POP data center became operational in May 1999. A majority of our S-POP data centers became operational during 2000. We believe that an S-POP data center, once operational, will generally take more than twelve months to achieve positive gross margins. Only thirty-six percent of our S-POP data centers have achieved positive gross margins for any period. We have little historical evidence that indicates that all or a significant number of our S-POP data centers will achieve and sustain operating profitability. Our failure to attract customers and control operating costs could result in poor utilization of our S-POP data centers and could cause our business to be materially and adversely affected.

     We have incurred losses in each quarter since our inception. We experienced a net loss of $23.9 million in 1999, $124.9 million in 2000 and $32.9 million in the first quarter of 2001. As of March 31, 2001, we had an accumulated deficit of $182.2 million. We cannot be certain that our revenues will grow or that we will generate sufficient revenues to achieve profitability. We expect to incur significant and increasing capital, infrastructure, sales and marketing, research and development, administrative and other expenses. We believe that we will continue to incur losses on a quarterly and annual basis for the foreseeable future. We will need to generate significantly higher revenues in order to achieve and maintain profitability. If our revenues grow more slowly than we anticipate, or if our operating or capital expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be materially and adversely affected.

Our stock price has been volatile and could result in substantial losses for investors

     The market for technology stocks has been extremely volatile. The following factors could cause the market price of our common stock in the public market to fluctuate significantly:

  the addition or departure of key personnel;
  variations in our quarterly operating results;
  announcements by us or our competitors of significant contracts, new products or services offerings or enhancements, acquisitions, joint ventures or capital commitments;
  our sales of common stock or other securities in the future;
  changes in market valuations of technology companies; and
  fluctuations in stock market prices and volumes.

     In the past, class action litigation has often been brought against companies following periods of volatility in the market price of those companies' common stock. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management's attention and resources and could have a materially adverse effect on our business and results of operations.

Our growth strategy will be unsuccessful if we are unable to expand our Global Data Storage Network and develop and protect proprietary technology

     A key component of our growth strategy is to expand our Global Data Storage Network. Our planned expansion includes further development of proprietary technology such as our STORos operating system, Virtual Storage Portal software and STORvision command and control software, expanding existing facilities, the opening of storage facilities in the United States and internationally, the procurement of rights to additional fiber or managed services in metropolitan areas, long distance fiber optic connections across different metropolitan areas, and other transmission media to connect our customers and our data centers. Our continued expansion and development of our network will depend on, among other things, our ability to develop new technology, assess markets, identify data center locations and obtain rights to fiber and other transmission media, all in a timely manner, at reasonable cost and on acceptable terms. Our plans as to the exact location and number of data centers are likely to change from time to time in response to market conditions.

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

     Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Any such litigation could result in substantial costs and diversion of resources. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar information or technology. Our inability to continue to expand our services or to develop and adequately protect our proprietary technology would have a material adverse effect on our business and financial condition and our ability to compete effectively.

Any failure of our infrastructure or delays in deployment could lead to significant costs, service disruptions and data loss, which could reduce our revenues and harm our business and reputation

     To be successful, we must provide our customers with secure, efficient and reliable managed data storage services. We rely on the expandable capacity, reliability and security of our network infrastructure to deliver these services in a manner that our customers may access easily and without disruption to their businesses. To meet these customer requirements, we must protect our infrastructure against damage caused by occurrences such as:

  human error;
  physical or electronic security breaches;
  fire, earthquake, flood and other natural disasters;
  power loss; and
  sabotage and vandalism.

     The occurrence of a natural disaster or other unanticipated problem at one or more of our S-POP data centers could result in service interruptions, significant damage to equipment or loss of customer data. Any widespread loss of services would slow the adoption of our services and cause damage to our reputation, which would seriously harm our business.

     Customers may also lose stored data or lose access to some or all of such data as a result of network or equipment failure, human error on the part of our employees, or security breaches by third parties. Depending on the nature of the data loss or unavailability, and the degree to which the event results in negative publicity for us or our customers, our reputation, our ability to attract new customers and the value of our stock all could suffer. We may also be liable to our customers for any breach in our security. Our ability to quickly isolate and recover from the cause of any such loss will be critical to minimize the impact of this risk.

     Due to the sophisticated nature of our infrastructure and the amount and complexity of the technology we and our customers employ, our managed data storage services are highly complex. As our engagements increase in sophistication and scale, we face new challenges in implementing new technologies, processes and storage capacity without disruption. Errors and defects in our infrastructure and technology or delays in deployment have, from time to time, and may in the future, adversely affect our services. Accordingly, we could experience:

  loss of or delay in revenues and loss of market share;
  loss of customers and credibility;
  failure to attract new customers or achieve market acceptance;
  increased costs;
  diversion of development resources; and
  legal actions by our customers.

     Any one or more of these results could be very costly and, if not quickly remedied, cause serious harm to our business.

Our revenues will not continue to grow, our costs will increase, and our reputation will be damaged if we are not able to deliver our services in accordance with our contracts with our customers

     We are managing data from an increasing number of customers, and we have not provided services to customers on the scale that we will in the future if there is broad market acceptance of our services. Because our contracts provide customers credits against a portion of their monthly service fees if our managed data storage services do not achieve specified performance levels of data availability, successfully completed back-ups and data security, we will lose revenues if our services do not perform as we expect. Moreover, we will need to make additional investments in our infrastructure to satisfy customers as demand increases. There can be no assurance that we will be able to make these investments successfully or at an acceptable cost, and upgrades to our infrastructure may cause delays or failures in our services. As a result, in the future our infrastructure may be unable to satisfy customer demand. Our failure to satisfy customer demand could damage our reputation, significantly reduce demand for our services, and cause us to receive lower fees than expected and incur unforeseen costs to remedy our shortfalls.

Our competition includes storage hardware and software vendors and other providers of storage services against whom we may not be able to compete successfully

     We currently face competition from storage hardware and software vendors. Some of these vendors also provide consulting and related services that compete with our managed data storage services. Many of these vendors have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than we have. Many of these vendors also have more extensive customer bases, broader customer relationships and broader industry alliances than us, including relationships with many of our current and potential customers. Moreover, we have relationships with several vendors that we or they could choose to discontinue if they began to offer competing managed storage services. We also face competition from other providers of storage services and additional direct competitors are likely to enter this market.

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

  temporary shortages or interruptions in supply of storage equipment;
  natural disasters in the geographic markets in which we operate or other causes of network instability;
  surges in demand for data storage capacity; and
  the financial condition of our customers.

     Additionally, we are dependent on other companies to supply the key components of our network infrastructure and the hardware and software storage products we use in delivering our services. We currently purchase a large portion of the software and hardware products used in our services offerings from a limited number of storage product vendors. Any interruption in our ability to obtain these products, or comparable quality replacements, would substantially harm our business and results of operations.

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

Our services may not be accepted by customers or may become obsolete if we do not respond rapidly to technological and market changes

     The managed data storage services market is and will continue to be characterized by rapid technological change and frequent new product and service introductions. We may be unable to respond quickly or effectively to these developments. If competitors introduce products, services or technologies that are better than ours or that gain greater market acceptance, or if new industry standards emerge, our services may become obsolete, which would materially harm our business and results of operations. In developing our services, we have made, and will continue to make, assumptions about the standards that our customers and competitors may adopt. If the standards adopted are different from those that we may now or in the future promote or support, market acceptance of our services may be significantly reduced or delayed, and our business will be seriously harmed. In addition, the introduction of services or products incorporating new technologies and the emergence of new industry standards could render our existing services obsolete.

     Our current and prospective customers may require features and capabilities that our current services do not have. To achieve market acceptance for our services, we must, in a timely and effective manner, anticipate and adapt to customer requirements and offer services that meet customer demands. The development of new or enhanced services is a complex and uncertain process that requires the accurate anticipation of technological and market trends. We may experience design, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new services or enhancements to our existing services. The introduction of new or enhanced services also requires that we manage the transition from older services in order to minimize disruption in customer ordering patterns and ensure that we can deliver services to meet anticipated customer demand. Our failure to anticipate and meet changing customer requirements or to effectively manage transitions to new services would materially adversely affect our business, results of operations and financial condition.

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

Our revenues could decline if our customers do not renew our services or if the rates we charge for services are reduced

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

A portion of our current customers are Internet-based businesses that may not pay us for our services on a timely basis and that may not succeed over the long term

     Approximately 42% of our revenues recognized in the first quarter of 2001 was derived from customers that are Internet-based businesses, and a portion of our future managed storage services revenues will be derived from this customer base. The unproven business models of some of these customers make their continued financial viability uncertain. Given the short operating history and emerging nature of many of these businesses, there is a risk that some of these customers will encounter financial difficulties and fail to pay for our services or substantially delay payment. The failure of our emerging business customers to pay our fees on a timely basis or to continue to purchase our services in accordance with their contractual commitments could adversely affect our revenue collection periods, revenues and other financial results.

We depend on our key personnel to manage our business effectively in a rapidly changing market, and if we are unable to retain our key employees, our ability to compete could be harmed

     Our future success depends upon the continued services of our executive officers, in particular Peter W. Bell, our Chief Executive Officer, and William D. Miller, our Executive Vice President and Chief Technical Officer, and upon the continued services of other key technology, sales, marketing and support personnel who have critical industry experience and relationships that we rely on in implementing our business plan. None of our officers or key employees is bound by an employment agreement for any specific term. The loss of the services of any of our officers or key employees could delay the development and introduction of, and negatively impact our ability to sell, our services.

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
  increased expenses associated with marketing and delivering services in foreign countries;
  general economic conditions in international markets;
  currency exchange rate fluctuations;
  unexpected changes in regulatory requirements resulting in unanticipated costs and delays;
  political risks in certain countries;
  tariffs, export controls and other trade barriers;
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

Insiders have substantial control over StorageNetworks and could limit your ability to influence the outcome of key transactions, including changes of control, and sales of a substantial amount of our common stock by these insiders or by other stockholders could cause our stock price to fall

     Our executive officers, directors and entities affiliated with them own a substantial amount of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. A sale of a substantial number of shares of our common stock by these or other stockholders within a short period of time could cause our stock price to fall.

Provisions of our charter documents may have anti-takeover effects that could prevent a change in control even if the change in control would be beneficial to our stockholders

     Provisions of our amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. For example, our Board of Directors is staggered in three classes, so that only a portion of the directors may be replaced at any annual meeting. Our by-laws limit the persons authorized to call special meetings of stockholders and require advance notice for stockholders to submit proposals for consideration at stockholder meetings. Additionally, our certificate of incorporation permits our Board of Directors to authorize the issuance of preferred stock without stockholder approval that could have the effect not only of delaying or preventing an acquisition, but also of adversely affecting the price of our common stock.

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

PART II.      OTHER INFORMATION

ITEM 1.      Legal Proceedings

We are not a party to any material legal proceedings.

ITEM 2.      Changes in Securities and Use of Proceeds

In our initial public offering, we sold 10,350,000 shares of our common stock pursuant to a Registration on Form S-1 (Registration No. 333-31430) that was declared effective by the Securities and Exchange Commission on June 29, 2000. To date, we have not spent any proceeds from the IPO, except for expenses incurred in connection with the IPO and previously disclosed on our Form 10-Q for the quarter ended September 30, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2001

STORAGENETWORKS, INC.

By:	/s/ Paul C. Flanagan

Paul C. Flanagan
Executive Vice President, Chief Financial Officer, Treasurer and Secretary