Form 10-Q
period 2001-06-30
STORAGENETWORKS INC
filed 2001-08-14
CIK 1075658

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 0-30905

STORAGENETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3436145
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

225 Wyman Street
Waltham, MA 02451
(781) 622-6700
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant's Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

The number of shares outstanding of the registrant's Common Stock as of August 7, 2001: 96,897,339 shares.

StorageNetworks, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2001
Table of Contents

PART I—FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

StorageNetworks, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2000	June 30, 2001
	(Note 1)	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$304,861	$189,802
Short-term investments	84,767	127,826
Accounts receivable, net	7,886	12,647
Prepaid expenses and other current assets	10,044	13,139

Total current assets	407,558	343,414
Property and equipment, net	135,867	151,210
Restricted cash equivalents	32,133	32,781
Rights to use fiber optic capacity	7,595	9,354
Other assets	19,460	20,255

Total assets	$602,613	$557,014

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,746	$9,216
Accrued expenses	23,134	29,841
Deferred revenue	5,938	7,082
Capital lease obligations	36,617	42,451

Total current liabilities	69,435	88,590

Capital lease obligations, less current portion	94,050	91,062

STOCKHOLDERS' EQUITY:
Common stock	954	966
Treasury stock	—	(200)
Additional paid-in capital	601,649	601,248
Deferred stock compensation	(13,754)	(10,398)
Accumulated other comprehensive income	(406)	126
Accumulated deficit	(149,315)	(214,380)

Total stockholders' equity	439,128	377,362

Total liabilities and stockholders' equity	$602,613	$557,014

See notes to condensed consolidated financial statements.

StorageNetworks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three-Months Ended June 30,		Six-Months Ended June 30,

	2000	2001	2000	2001

REVENUES:
Managed storage services revenues	$3,673	$29,818	$4,980	$52,867
Professional services revenues	4,365	3,584	7,678	7,640

Total revenues	8,038	33,402	12,658	60,507

COSTS AND EXPENSES:
Cost of managed storage services revenues, excluding deferred compensation amortization amounts	15,702	32,189	26,797	62,299
Cost of professional services revenues, excluding deferred compensation amortization amounts	5,149	2,198	9,966	4,981
Sales and marketing, excluding deferred compensation amortization amounts	11,143	18,393	20,750	36,793
General and administrative, excluding deferred compensation amortization amounts	4,056	5,757	7,757	11,260
Research and development, excluding deferred compensation amortization amounts	2,696	6,524	4,523	10,880
Amortization of deferred stock compensation*	1,194	1,154	2,577	2,348

Total costs and expenses	39,940	66,215	72,370	128,561
Loss from operations	(31,902)	(32,813)	(59,712)	(68,054)
Interest income	2,154	4,320	3,753	9,753
Interest expense	(1,569)	(3,709)	(2,374)	(6,764)

Net loss	$(31,317)	$(32,202)	$(58,333)	$(65,065)

Net loss per share — basic and diluted	$(1.20)	$(0.33)	$(2.29)	$(0.68)

Weighted average common shares outstanding	26,126	96,449	25,449	96,159

*Amortization of deferred stock compensation
Cost of managed storage services revenues	$206	$117	$398	$322
Cost of professional services revenues	136	59	281	111
Sales and marketing	312	382	733	787
General and administrative	110	101	368	202
Research and development	430	495	797	926

	$1,194	$1,154	$2,577	$2,348

See notes to condensed consolidated financial statements.

StorageNetworks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six-Months Ended June 30,
	2000	2001

Net cash used in operating activities	$(35,700)	$(31,528)

INVESTING ACTIVITIES:
Purchases of property and equipment	(26,300)	(20,118)
Purchases of short term investments	(199,727)	(156,127)
Proceeds from maturities of short term investments	173,649	113,068
Purchase of restricted cash equivalents	—	(648)
Purchases of long term investments	—	(2,000)

Net cash used in investing activities	(52,378)	(65,825)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,115	1,173
Proceeds from issuance of preferred stock, net	142,951	—
Acquisition of treasury stock	—	(200)
Offering costs	—	(552)
Payments of capital lease obligations	(4,468)	(18,964)

Net cash provided by (used in) financing activities	139,598	(18,543)

Net increase (decrease) in cash and cash equivalents	51,520	(115,896)
Effect of exchange rate changes on cash	181	837
Cash and cash equivalents at beginning of period	13	304,861

Cash and cash equivalents at end of period	$51,714	$189,802

See notes to condensed consolidated financial statements.

StorageNetworks, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of StorageNetworks, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

2.  Revenue Recognition

Revenues consist of (i) service fees and installation fees from customer use of the Company's managed storage services, which include the Company's PACS storage services, STORmanage storage services and STORfusion storage services and (ii) professional services fees. Revenues are recognized in accordance with the guidance of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements", when all of the following conditions are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collection is reasonably assured. Revenues from service fees from managed storage services are recognized as the service levels are provided. Revenues from managed storage services installation fees are recognized on a straight-line basis over the term of the contract. Revenues from time and materials professional service engagements are recognized as the services are provided. Revenues from fixed-priced professional services contracts are recognized using the percentage of completion method of accounting and are adjusted monthly for the cumulative impact of any revision in estimates. The Company determines the percentage of completion of its contracts by comparing costs incurred to date to total estimated costs. Contract costs include all direct labor and expenses related to the contract performance.

3.  Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31, 2000	June 30, 2001
Managed storage services related equipment	$146,367	$174,604
Furniture, fixtures, computer and other equipment	5,584	7,230
Lab equipment	2,259	3,699
Leasehold improvements	2,377	8,314
Purchased software	4,796	7,138

	161,383	200,985
Less accumulated depreciation and amortization	(25,516)	(49,775)

	$135,867	$151,210

4. Segment Information

The results of operations of the Company's managed storage services and its professional services segments are reported separately in the accompanying condensed consolidated statements of operations. Total assets for the Company's managed storage services were $136.2 million and $154.0 million at December 31, 2000 and June 30, 2001, respectively. Total assets for the Company's professional services were $3.3 million and $2.6 million at December 31, 2000 and June 30, 2001, respectively.

5. Comprehensive Income

Total comprehensive loss was not materially different from net loss for the three and six-months ended June 31, 2000 and 2001.

6. Subsequent Events

In July 2001, the Company initiated an action against Metromedia Fiber Network ("MFN") seeking compensatory, punitive and declatory relief, and alleging, among other things, misrepresentation, fraudulent inducement and breach of contract due to MFN's failure to possess or to deliver fiber optic capacity in accordance with representations made by MFN and as specified under the Company's Fiber Optic Network Leased Fiber Agreement with MFN. MFN also initiated an action in New York, NY alleging that the Company has breached such agreement. While the outcome of these matters is not currently determinable, the Company believes that the result will not have a material adverse effect on the results of its operations or financial position, although it can make no assurances in this regard.

In July 2001, the Company executed a cost reduction program. The Company reduced its headcount by approximately 220 employees primarily in its sales, delivery and support organizations. As a result, the Company recognized a charge for severance and other associated costs of $1.5 million, which will be taken in the third quarter of 2001 in the normal course.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause StorageNetworks, Inc.'s ("we", "our" or "StorageNetworks") actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Operating Results".

Overview

We are a leading provider of data storage management services and developer of data storage management technology. We provide both managed storage services and professional services to our customers. Through our proprietary software and technology we deliver data storage management services that enable us to manage our customers' data storage environments. Our professional services assist customers in assessing their data storage needs and designing appropriate data storage systems.

Revenues

Revenues consist of monthly service fees and installation fees from customer use of the Company's managed storage services, which include our PACS storage services, STORmanage storage services and STORfusion storage services, and fees for professional services.

In general we provide our managed storage services under service level agreements with our customers. These agreements set forth monthly fees charged on a per managed gigabyte rate that is based on the amount of managed storage services specified in the agreement and the type and complexity of such services. Managed storage services revenues are recognized as the services are provided. Installation fees charged for managed storage services are recognized as revenue on a straight-line basis over the term of the contract.

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

Cost of Revenues

Our cost of managed storage services revenues is comprised primarily of the following costs: depreciation of capital equipment; facility costs; salaries and benefits for our field and corporate operations personnel; networking costs, including telecommunications and access charges and networking equipment; fiber costs, including amortization of our right to use fiber optic capacity; and maintenance and utilities. Our cost of professional services revenues is comprised primarily of salaries and benefits of consulting personnel.

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

Results of Operations for the Three and Six-Month Periods Ended June 30, 2000 and 2001

Revenues

Total revenues for the three and six-months ended June 30, 2001 were $33.4 million and $60.5 million, compared to $8.0 million and $12.7 million in the same periods in 2000. Revenues from managed storage services for the three and six-months ended June 30, 2001 were $29.8 million and $52.9 million, compared to $3.7 million and $5.0 million in the same periods in 2000. The increase in managed storage services revenues resulted from increases in the number of managed storage services customers receiving services and revenue per customer in the 2001 periods. In addition, 7% of total revenues earned in the three-months ended June 30, 2001 were recognized from fees paid for non-recurring customer contract renegotiations. Revenues from professional services for the three and six-months ended June 30, 2001 were $3.6 million and $7.6 million, compared to $4.4 million and $7.7 million in the same periods in 2000. The decrease in professional services revenues resulted from fewer professional service engagements provided during the 2001 periods.

Cost of Revenues

Cost of managed storage services revenues in the three and six-months ended June 30, 2001 were $32.2 million and $62.3 million, compared to $15.7 million and $26.8 million in the same periods in 2000. The increase was caused by an increase in the number of S-POP data centers in operation and related infrastructure deployed during the 2001 periods. Accordingly, costs incurred in the operation of an S-POP data center, such as depreciation of capital equipment, personnel costs and networking costs were all higher in the 2001 periods. Cost of professional services revenues in the three and six-months ended June 30, 2001 were $2.2 million and $5.0 million, compared to $5.1 million and $10.0 million in the same periods in 2000. The decrease was caused by a reduction in the number of professional services personnel and their related salaries and benefits in the 2001 periods.

Sales and Marketing

Sales and marketing expenses in the three and six-months ended June 30, 2001 were $18.4 million and $36.8 million, compared to $11.1 million and $20.8 million in the same periods in 2000. The increase was caused primarily by an increase in the number of sales and marketing personnel and their related salaries and benefits in the 2001 periods. In addition, as a result of higher revenues during the 2001 periods, higher direct sales related compensation expenses, such as commissions and fees paid to third parties who resell or market our services to customers, were incurred in the 2001 periods.

General and Administrative

General and administrative expenses in the three and six-months ended June 30, 2001 were $5.8 million and $11.3 million, compared to $4.1 million and $7.8 million in the same periods in 2000. The increase was caused by an increase in the number of general and administrative personnel and their related salaries and benefits, as well as increased information technology costs, facilities costs and insurance costs incurred as a result of our growth in the 2001 periods.

Research and Development

Research and development expenses in the three and six-months ended June 30, 2001 were $6.5 million and $10.9 million, compared to $2.7 million and $4.5 million in the same periods in 2000. The increase was caused by an increase in the number of engineering and software development personnel and their related salaries and benefits, as well as higher costs incurred in connection with research and development activities, such as depreciation of lab equipment and third party development costs, in the 2001 periods.

Amortization of Deferred Stock Compensation

Amortization of deferred stock compensation in the three and six-months ended June 30, 2001 was $1.2 million and $2.3 million, compared to $1.2 million and $2.6 million in the same periods in 2000. The decrease in the six-months ended June 30, 2001 was caused by the forfeiture of compensatory options subsequent to June 30, 2000 that resulted in a reduction in deferred stock compensation.

Interest Income

Interest income in the three and six-months ended June 30, 2001 was $4.3 million and $9.8 million, compared to $2.2 million and $3.8 million in the same periods in 2000. The increase was caused by higher average cash and investment balances during the 2001 periods.

Interest Expense

Interest expense in the three and six-months ended June 30, 2001 was $3.7 million and $6.8 million, compared to $1.6 million and $2.4 million in the same periods in 2000. The increase resulted from higher capital lease obligations, under which interest expense is incurred, in the 2001 periods.

Liquidity and Capital Resources

At June 30, 2001, we had cash and cash equivalents, including temporarily restricted cash equivalents, of $222.6 million; short-term investments of $127.8 million; and working capital of $254.8 million.

Net cash used in operating activities totaled $31.5 million in the six-months ended June 30, 2001, and $35.7 million in the same period in 2000. Our use of cash in the 2000 and 2001 periods was primarily attributable to the operating loss generated by our investment in the growth of our business, offset by non-cash charges such as depreciation and amortization and increases in accounts payable and accrued expenses. In July 2001, we executed a cost reduction program. We reduced headcount by approximately 220 employees primarily in our sales, delivery and support organizations. We currently anticipate that maintaining this reduced headcount will result in near-term operating cash flow savings of approximately $5.0 million per quarter.

Net cash used in investing activities totaled $65.8 million in the six-months ended June 30, 2001, and $52.4 million in the same period in 2000. Our cash used in investing activities in the 2000 and 2001 periods resulted primarily from the procurement of capital equipment to be used in our S-POP data centers, and the purchase of short-term investments, partially offset by maturities of such investments.

Net cash used in financing activities totaled $18.5 million in the six-months ended June 30, 2001, and net cash provided by financing activities totaled $139.6 million in the same period in 2000. The cash used in financing activities in the six-months ended June 30, 2001 primarily reflects the payments of capital lease obligations. The cash provided by financing activities in the six-months ended June 30, 2000 primarily reflects the proceeds received from the sale of Series C and Series D preferred stock, totaling $143.0 million, partially offset by the payments of capital lease obligations.

If our services continue to gain market acceptance we may experience significant growth in our operating costs in order to execute our business plan. We may also open new domestic and international offices and establish and operate additional S-POP data centers in order to support the needs of our existing and anticipated customers. As a result, we estimate that these operating costs will constitute a significant use of our cash resources. In addition, we may use cash resources to fund acquisitions of complementary businesses and technologies.

We believe that our current cash and short-term investment position, equipment lines of credit and vendor financing arrangements will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 18 months. However, we may need to raise additional funds to develop new services or acquire complementary businesses or technologies or if we choose to more rapidly expand our business. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

Certain Factors That May Affect Future Operating Results

We have a limited operating history

Due to the changing nature of our business, our limited operating history and the emerging nature of our markets and services, it is difficult to evaluate our business and prospects.

We commenced operations in October of 1998. We began offering our managed data storage services in May of 1999 and derived 12% of revenues in 1999, 64% of our revenues in 2000, and 87% of our revenues through the second quarter of 2001 from these services. The storage management services market is new and may not grow or be sustainable. Potential customers may choose not to purchase storage management services from a third party provider due to concerns about security, reliability, system availability or data loss. It is possible that our services may never achieve significant market acceptance. Furthermore, we incur operating expenses based largely on anticipated revenue trends that are difficult to predict. If this market does not develop, or develops more slowly than we expect, our business, results of operations and financial condition will be seriously harmed.

We have incurred losses in each quarter since our inception. We experienced a net loss of $23.9 million in 1999, $124.9 million in 2000 and $65.1 million in the first half of 2001. As of June 30, 2001, we had an accumulated deficit of $214.4 million. We cannot be certain that our revenues will grow or that we will generate sufficient revenues to achieve profitability. We believe that we will continue to incur losses on a quarterly and annual basis for the foreseeable future. We will need to generate significantly higher revenues in order to achieve and maintain profitability. If our revenues do not grow or grow more slowly, or if our operating or capital expenses increase more than we expect or cannot be further reduced in the event of lower revenues, our business will be materially and adversely affected.

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

It is not uncommon for class action litigation to be brought against companies following periods of volatility in the market price of those companies' common stock. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management's attention and resources and could have a materially adverse effect on our business and results of operations.

Our growth strategy will be unsuccessful if we are unable to develop and protect our proprietary technology

A key component of our growth strategy is to further develop our proprietary technology such as our STORos operating system, Virtual Storage Portal software and STORvision command and control software. Our continued expansion and development of our operations will depend on, among other things, our ability to develop new technology.

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

Any failure of our services could lead to significant costs, service disruptions and data loss, which could reduce our revenues and harm our business and reputation

To be successful, we must provide our customers with secure, efficient and reliable managed data storage services. To meet these customer requirements, we must protect our services against failure caused by occurrences such as:

  human error;
  physical or electronic security breaches;
  fire, earthquake, flood and other natural disasters;
  power loss; and
  sabotage and vandalism.

Customers may lose stored data or lose access to some or all of such data as a result of any of these occurrences. Depending on the nature of the data loss or unavailability, and the degree to which the event results in negative publicity for us or our customers, our reputation, our ability to attract new customers and the value of our stock all could suffer. We may also be subject to legal actions by our customers. As our engagements increase in sophistication and scale, we face new challenges in implementing new technologies, processes and storage capacity without disruption. Errors and defects in our infrastructure and technology or delays in deployment have, from time to time, and may in the future, adversely affect our services.

The occurrence of a natural disaster or other unanticipated problem at one or more of our S-POP data centers could result in service interruptions, significant damage to equipment or loss of customer data. Any widespread loss of services would slow the adoption of our services and cause damage to our reputation, which would seriously harm our business.

Our revenues will not continue to grow, our costs will increase, and our reputation will be damaged if we are not able to deliver our services in accordance with our contracts with our customers

We are managing data from an increasing number of customers, and we have not provided services to customers on the scale that we will in the future if there is broad market acceptance of our services. Because our contracts provide customers credits against a portion of their monthly service fees if our managed data storage services do not achieve specified performance levels of data availability, successfully completed back-ups and data security, we will lose revenues if our services do not perform as we expect. Moreover, we will need to make additional investments in our infrastructure to satisfy customers as demand increases. There can be no assurance that we will be able to make these investments successfully or at an acceptable cost, and upgrades to our infrastructure may cause delays or failures in our services. As a result, we may be unable to satisfy customer demand. Our failure to satisfy customer demand could damage our reputation, significantly reduce demand for our services, and cause us to receive lower fees than expected and incur unforeseen costs to remedy our shortfalls.

Our competition includes storage hardware and software vendors and other providers of storage services against whom we may not be able to compete successfully

We currently face competition from storage hardware and software vendors. Some of these vendors also provide consulting and related services that compete with our data storage management services. Many of these vendors have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than we have. Many of these vendors also have more extensive customer bases, broader customer relationships and broader industry alliances than us, including relationships with many of our current and potential customers. We also face competition from other providers of storage services and additional direct competitors are likely to enter this market.

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

Additionally, we are dependent on other companies to supply certain hardware and software storage products we use in delivering our services. We currently purchase a large portion of these software and hardware products from a limited number of storage product vendors. Any interruption in our ability to obtain these products, or comparable quality replacements, could substantially harm our business and results of operations.

If any of our business relationships with hosting service providers, hardware and software vendors and other service providers and suppliers terminate, our revenues could be adversely affected

We have formed business relationships, both formally and informally, with various hosting service providers, hardware and software vendors and other service providers and suppliers for joint marketing and storage component purchases. A significant portion of our revenues have been historically derived, directly or indirectly, from these relationships. If these arrangements are terminated, our future revenues could be adversely affected.

Our services may become obsolete if we do not respond rapidly to technological and market changes

The managed data storage services market is and will continue to be characterized by rapid technological change and frequent new product and service introductions. We may be unable to respond quickly or effectively to these developments. If competitors introduce products, services or technologies that are better than ours or that gain greater market acceptance, or if new industry standards emerge, our services may become obsolete, which would materially harm our business and results of operations. In developing our services, we have made, and will continue to make, assumptions about the standards that our customers and competitors may adopt. If the standards adopted are different from those that we may now or in the future promote or support, market acceptance of our services may be significantly reduced or delayed, and our business will be harmed. In addition, the introduction of services or products incorporating new technologies and the emergence of new industry standards could render our existing services obsolete.

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

A portion of our current customers are Internet-based businesses that may not pay us for our services on a timely basis and that may not succeed over the long term

Approximately 42% of our revenues recognized in the second quarter of 2001 were derived from customers that are Internet-based businesses, and a portion of our future managed storage services revenues will be derived from this customer base. The unproven business models of some of these customers make their continued financial viability uncertain. Given the short operating history and emerging nature of many of these businesses, some of our customers have encountered financial difficulties and failed to pay for our services or substantially delayed payment and there is a risk that more of these customers will encounter similar difficulties. The failure of our emerging business customers to pay our fees on a timely basis or to continue to purchase our services in accordance with their contractual commitments could adversely affect our revenue collection periods, revenues and other financial results.

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

ITEM 3.  Qualitative and Quantitative Disclosures About Market Risk

Nearly all of our revenues to date have been denominated in United States dollars and are primarily from customers located in the United States. Revenues from international customers to date have not been significant. We incur costs for our overseas offices in the local currency of those offices for staffing, rent, telecommunications and other services. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of those currencies in relation to the United States dollar. We do not believe that a 10% increase or decrease in foreign currency exchange rates currently would have a material impact on our result of operations cash flows. We will continue to monitor our exposure to currency fluctuations and, when appropriate, use financial hedging techniques to minimize the effect of these fluctuations in the future. We do not currently utilize any derivative financial instruments or derivative commodity instruments.

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

In July, 2001 we initiated an action against Metromedia Fiber Network ("MFN") in Middlesex (MA) Superior Court seeking compensatory, punitive and declaratory relief, alleging, among other things, misrepresentation, fraudulent inducement and breach of contract due to MFN's failure to possess or to deliver fiber optic capacity in accordance with representations made by MFN and as specified under our Fiber Optic Network Leased Fiber Agreement with MFN. MFN also initiated an action in New York, NY alleging that we have breached such agreement. While the outcome of these matters is not currently determinable, we believe that the result will not have a material adverse effect on the results of our operations or our financial position, although we can make no assurances in this regard.

In addition, we are subject to various claims and proceedings in the ordinary course of business. Based on information currently available, we believe that none of such current claims, or proceedings, individually or in the aggregate will seriously harm our financial condition or results of operations, although we can make no assurances in this regard.

ITEM 2.  Changes in Securities and Use of Proceeds

In our initial public offering, we sold 10,350,000 shares of our common stock pursuant to a Registration on Form S-1 (Registration No. 333-31430) that was declared effective by the Securities and Exchange Commission on June 29, 2000. To date, we have not spent any proceeds from the IPO, except for expenses incurred in connection with the IPO and previously disclosed in our Form 10-Q for the quarter ended September 30, 2000.

ITEM 4.  Submission of Matters to Vote of Security Holders

On May 15, 2001 we held our Annual Meeting of Stockholders, at which Steven J. Gaal and Michael D. Lambert were elected as Class I directors for a term of three years to expire at the Company's Annual Meeting of Stockholders to be held in 2004. The directors were elected with the following votes: Mr. Gaal received 77,412,009 shares of common stock voting for his election and 38,621 shares of common stock voting against his election. Mr. Lambert received 77,412,009 shares of common stock voting for his election and 38,621 shares of common stock voting against his election.

Our stockholders also approved the selection of Ernst & Young LLP as our independent auditors for the year ending December 31, 2001. Such proposal was approved by the following votes: 77,392,596 shares of common stock voted in favor of the selection of Ernst & Young LLP, 25,181 shares of common stock voted against the selection and 32,853 shares of common stock abstained from the vote.

ITEM 6.  Exhibits and Reports on Form 8-K

                (b)      Reports on Form 8-K
                           None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 11, 2001

STORAGENETWORKS, INC.

By:
Paul C. Flanagan
Executive Vice President, Chief Financial Officer, Treasurer and Secretary