Form 10-Q
period 2001-09-30
STORAGENETWORKS INC
filed 2001-11-13
CIK 1075658

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

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
______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

The number of shares outstanding of the registrant's Common Stock as of November 5, 2001: 97,281,629 shares.

StorageNetworks, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2001
Table of Contents

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

StorageNetworks, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2000	September 30, 2001
	(Note 1)	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$304,861	$215,510
Short-term investments	84,767	77,827
Accounts receivable, net	7,886	19,293
Prepaid expenses and other current assets	10,044	14,083

Total current assets	407,558	326,713
Property and equipment, net	135,867	152,761
Restricted cash equivalents	32,133	32,781
Rights to use fiber optic capacity	7,595	9,220
Other assets	19,460	18,510

Total assets	$602,613	$539,985

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,746	$7,385
Accrued expenses	23,134	31,673
Deferred revenue	5,938	9,297
Capital lease obligations	36,617	51,309

Total current liabilities	69,435	99,664

Capital lease obligations, less current portion	94,050	88,681

STOCKHOLDERS' EQUITY:
Common stock	954	971
Treasury stock	—	(200)
Additional paid-in capital	601,649	599,456
Deferred stock compensation	(13,754)	(7,606)
Accumulated other comprehensive income	(406)	395
Accumulated deficit	(149,315)	(241,376)

Total stockholders' equity	439,128	351,640

Total liabilities and stockholders' equity	$602,613	$539,985

See notes to condensed consolidated financial statements.

StorageNetworks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	2001	2000	2001

REVENUES:
Managed storage services revenues	$9,483	$29,788	$14,463	$82,655
Professional services revenues	4,837	1,752	12,515	9,392

Total revenues	14,320	31,540	26,978	92,047

COSTS AND EXPENSES:
Cost of managed storage services revenues, excluding deferred stock compensation amortization amounts	21,916	29,482	48,712	91,781
Cost of professional services revenues, excluding deferred stock compensation amortization amounts	4,987	1,034	14,953	6,015
Sales and marketing, excluding deferred stock compensation amortization amounts	14,756	12,004	35,505	48,797
General and administrative, excluding deferred stock compensation amortization amounts	4,983	7,691	12,741	18,951
Research and development, excluding deferred stock compensation amortization amounts	3,174	6,309	7,697	17,189
Amortization of deferred stock compensation*	1,256	870	3,833	3,218

Total costs and expenses	51,072	57,390	123,441	185,951
Loss from operations	(36,752)	(25,850)	(96,463)	(93,904)
Interest income	5,682	3,191	9,435	12,944
Interest expense	(2,422)	(4,081)	(4,797)	(10,845)
Other	—	(256)	—	(256)

Net loss	$(33,492)	$(26,996)	$(91,825)	$(92,061)

Net loss per share — basic and diluted	$(0.37)	$(0.28)	$(1.94)	$(0.95)

Weighted average common shares outstanding	90,890	96,723	47,422	96,421

*Amortization of deferred stock compensation
Cost of managed storage services revenues	$89	$100	$372	$422
Cost of professional services revenues	115	48	415	159
Sales and marketing	440	158	1,231	945
General and administrative	104	99	475	301
Research and development	508	465	1,340	1,391

	$1,256	$870	$3,833	$3,218

See notes to condensed consolidated financial statements.

StorageNetworks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2000	2001

Net cash used in operating activities	$(69,874)	$(48,177)

INVESTING ACTIVITIES:
Purchases of property and equipment	(21,699)	(18,940)
Purchases of short term investments	(225,420)	(188,250)
Proceeds from maturities of short term investments	208,576	195,938
Purchase of restricted cash equivalents	(9,018)	(648)
Purchases of long term investments	—	(2,000)

Net cash used in investing activities	(47,561)	(13,900)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	259,888	—
Proceeds from exercise of stock options	1,142	1,414
Proceeds from issuance of preferred stock, net	143,000	—
Acquisition of treasury stock	—	(200)
Offering costs	(1,332)	(659)
Payments of capital lease obligations	(11,307)	(28,671)

Net cash provided by (used in) financing activities	391,391	(28,116)

Net increase (decrease) in cash and cash equivalents	273,956	(90,193)
Effect of exchange rate changes on cash	117	842
Cash and cash equivalents at beginning of period	13	304,861

Cash and cash equivalents at end of period	$274,086	$215,510

See notes to condensed consolidated financial statements.

StorageNetworks, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of StorageNetworks, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31, 2000	September 30, 2001

Managed storage services related equipment	$146,367	$188,280
Furniture, fixtures, computer and other equipment	7,843	8,386
Leasehold improvements	2,377	10,864
Purchased software	4,796	8,721

	161,383	216,251
Less accumulated depreciation and amortization	(25,516)	(63,490)

	$135,867	$152,761

4. Segment Information

The results of operations of the Company's managed storage services and its professional services segments are reported separately in the accompanying condensed consolidated statements of operations. Total assets for the Company's managed storage services were $136.2 million and $168.2 million at December 31, 2000 and September 30, 2001, respectively. Total assets for the Company's professional services were $3.3 million and $1.8 million at December 31, 2000 and September 30, 2001, respectively.

5. Comprehensive Income

Total comprehensive loss was not materially different from net loss for the three and nine months ended September 30, 2000 and 2001.

6. Allowance for Doubtful Accounts

During the three and nine months ended September 30, 2001, the Company generated 54% and 58% of total revenues from customers located in data centers operated by Exodus Communications, Inc. ("Exodus"). The Company provides managed storage services and Exodus generally invoices the customers for these services. On September 26, 2001, Exodus filed for protection under Chapter 11 of the United States Bankruptcy Code. During the quarter ended September 30, 2001, the Company recorded a charge of $1.5 million to provision for potential uncollectible accounts receivable reflecting management's estimate of the amounts due from Exodus that may become uncollectible as a result of this bankruptcy proceeding.

7. Subsequent Events

On October 24, 2001, as part of its reorganization under Chapter 11 of the United States Bankruptcy Code, Exodus agreed to assume the Joint Marketing and Services Agreement ("JMSA") between the Company and Exodus and affirmed its ongoing obligations under the JMSA. In connection with the assumption of the JMSA, Exodus has agreed to pay the Company fully and currently for services provided to customers after September 27, 2001. In addition, upon the effective date of a plan of reorganization that is confirmed by the bankruptcy court, Exodus has agreed to remit to the Company payments for services provided to customers prior to September 27, 2001 that have not yet been settled.

8. Commitments and Contingencies

In July 2001, the Company initiated an action against Metromedia Fiber Network ("MFN") seeking compensatory, punitive and declaratory relief, and alleging, among other things, misrepresentation, fraudulent inducement and breach of contract due to MFN's failure to possess or to deliver fiber optic capacity in accordance with representations made by MFN and as specified under the Company's Fiber Optic Network Leased Fiber Agreement with MFN. MFN also initiated an action in New York, NY alleging that the Company has breached such agreement. While the outcome of these matters is not currently determinable, the Company believes that the result will not have a material adverse effect on the results of its operations or financial position, although it can make no assurances in this regard.

In August, 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and several of its officers or directors as well as against the underwriters of the Company's initial public offering of common stock in June, 2000. The complaint, which seeks unspecified damages, was filed allegedly on behalf of persons who purchased the Company's common stock between June 30, 2000 and December 6, 2000. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended, primarily based on allegations that the Company, the underwriters and the other named defendants made material false and misleading statements in the prospectus that was incorporated into the registration statement on Form S-1 that was filed in connection with the Company's initial public offering. The allegations in the complaint are generally related to the alleged receipt of excessive and undisclosed commissions by the underwriters and alleged prohibited after-market transactions by the underwriters. The complaint alleges that the underwriters obtained excessive commissions and inflated transactions fees from their customers, and allegedly entered into agreements with their customers pursuant to which the customers, in return for being allocated shares in the initial public offering, agreed to purchase additional shares on the open market at specified inceased prices. Although the Company believes that these claims are without merit and intends to defend vigorously against such claims, it is not presently able to reasonably estimate potential losses, if any, related to this matter.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including a number of important factors that could cause StorageNetworks, Inc.'s ("we", "our" or "StorageNetworks") actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Operating Results". We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Overview

We are a leading provider of data storage management services and developer of data storage management software. We provide both managed storage services, which includes our PACS storage services, STORmanage storage services, and STORfusion storage services, as well as professional services, to our customers. Our proprietary software and data storage management services enable our customers to deliver cost-effective solutions to store, manage and protect information. Our professional services assist customers in assessing their data storage needs and designing appropriate data storage systems.

Revenues

Revenues consist of monthly service fees and installation fees from customer use of our managed storage services and fees for professional services.

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

Research and Development

Our research and development expenses consist primarily of salaries and benefits of our technology, software and engineering personnel; depreciation of laboratory and quality assurance equipment; and fees for third party development costs.

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2000 and 2001

Revenues

Total revenues for the three and nine months ended September 30, 2001 were $31.5 million and $92.0 million, compared to $14.3 million and $27.0 million in the same periods in 2000. Revenues from managed storage services for the three and nine months ended September 30, 2001 were $29.8 million and $82.7 million, compared to $9.5 million and $14.5 million in the same periods in 2000. The increase in managed storage services revenues resulted from increases in the number of managed storage services customers and revenue per customer in the 2001 periods. In addition, approximately 9% of total revenues earned in the three months ended September 30, 2001 were recognized from fees paid for non-recurring customer contract renegotiations. Revenues from professional services for the three and nine months ended September 30, 2001 were $1.8 million and $9.4 million, compared to $4.8 million and $12.5 million in the same periods in 2000. The decrease in professional services revenues resulted from fewer professional services engagements during the 2001 periods.

During the three and nine months ended September 30, 2001, we generated 54% and 58% of our total revenues from services provided to our customers located in data centers operated by Exodus Communications, Inc. ("Exodus"). On September 26, 2001, Exodus filed for protection under Chapter 11 of the United States Bankruptcy Code. We intend to continue to deliver our storage services to customers that are currently located within Exodus facilities. On October 24, 2001, as part of its reorganization under Chapter 11, Exodus agreed to assume the Joint Marketing and Services Agreement ("JMSA") between Exodus and us, and Exodus affirmed its ongoing obligations under the JMSA. In connection with the assumption of the JMSA, Exodus has agreed to pay us fully and currently for services provided to customers after September 27, 2001. In addition, upon the effective date of a plan of reorganization that is confirmed by the bankruptcy court, Exodus has agreed to remit to us payments for services provided to customers prior to September 27, 2001 that have not yet been settled. However, if Exodus is not able to reorganize its operations and continue as a going concern, these customers may move their business to data center companies with whom we do not have a relationship. In addition, these customers may otherwise cease using our services. If that happens, our revenues from managed storage services could decline.

Cost of Revenues

Cost of managed storage services revenues in the three and nine months ended September 30, 2001 were $29.5 million and $91.8 million, compared to $21.9 million and $48.7 million in the same periods in 2000. The increase was caused by an increase in managed storage services revenue-generating infrastructure deployed during the 2001 periods. Accordingly, costs incurred in the operation of an S-POP data center, such as depreciation of capital equipment, personnel costs and networking costs were all higher in the 2001 periods. Cost of professional services revenues in the three and nine months ended September 30, 2001 were $1.0 million and $6.0 million, compared to $5.0 million and $15.0 million in the same periods in 2000. The decrease was caused by a reduction in the number of professional services personnel and their related salaries and benefits in the 2001 periods.

Sales and Marketing

Sales and marketing expenses in the three and nine months ended September 30, 2001 were $12.0 million and $48.8 million, compared to $14.8 million and $35.5 million in the same periods in 2000. The decrease in the three months ended September 30, 2001 compared to the three months ended September 30, 2000 was caused primarily by a reduction in the number of sales personnel in the 2001 period. Accordingly, salaries and commissions were lower in the 2001 period. The increase in the nine months ended September 30, 2001 compared to September 30, 2000 was caused by higher direct sales related expenses associated with increased revenues, such as commissions paid to sales personnel and fees paid to third parties who resell or market our services to customers.

General and Administrative

General and administrative expenses in the three and nine months ended September 30, 2001 were $7.7 million and $19.0 million, compared to $5.0 million and $12.7 million in the same periods in 2000. The increase was caused by an increase in information technology costs, facilities costs, professional fees and insurance costs incurred as a result of our growth in the 2001 periods. In addition, we recorded $1.5 million of bad debt expense in the three months ended September 30, 2001, which represents an estimate of uncollectible accounts receivable at September 30, 2001 as a result of the Chapter 11 filing by Exodus.

Research and Development

Research and development expenses in the three and nine months ended September 30, 2001 were $6.3 million and $17.2 million, compared to $3.2 million and $7.7 million in the same periods in 2000. The increase was caused by an increase in the number of engineering and software development personnel and their related salaries and benefits, as well as higher costs incurred in connection with research and development activities, such as third party development costs and depreciation of lab equipment, in the 2001 periods.

Amortization of Deferred Stock Compensation

Amortization of deferred stock compensation in the three and nine months ended September 30, 2001 was $870,000 and $3.2 million, compared to $1.3 million and $3.8 million in the same periods in 2000. The decrease was caused by

7 the forfeiture of compensatory options subsequent to September 30, 2000 that resulted in a reduction in deferred stock compensation.

Interest Income

Interest income in the three and nine months ended September 30, 2001 was $3.2 million and $12.9 million, compared to $5.7 million and $9.4 million in the same periods in 2000. The decrease in the three months ended September 30, 2001 was caused by lower average cash and investment balances on hand as well as lower average interest rates during the 2001 period. Higher average cash and investment balances caused the increase in the nine months ended September 30, 2001 compared to the same period in 2000.

Interest Expense

Interest expense in the three and nine months ended September 30, 2001 was $4.1 million and $10.8 million, compared to $2.4 million and $4.8 million in the same periods in 2000. The increase resulted from higher capital lease obligations, under which interest expense is incurred, in the 2001 periods.

Liquidity and Capital Resources

At September 30, 2001, we had cash and cash equivalents, including temporarily restricted cash equivalents, of $248.3 million; short-term investments of $77.8 million; and working capital of $227.0 million.

Net cash used in operating activities totaled $48.2 million in the nine months ended September 30, 2001, and $69.9 million in the same period in 2000. Our use of cash in the 2000 and 2001 periods was primarily attributable to the operating loss generated by our investment in the growth of our business, offset by non-cash charges such as depreciation and amortization and increases in accounts payable and accrued expenses. The smaller amount of cash used in operations in the 2001 period resulted from a greater increase in cash generated from revenues as compared to cash-burdening operating expenses.

Net cash used in investing activities totaled $13.9 million in the nine months ended September 30, 2001, and $47.6 million in the same period in 2000. Our cash used in investing activities in the 2000 and 2001 periods resulted primarily from the procurement of capital equipment to be used in our S-POP data centers, and the purchase of short-term investments, partially offset by maturities of such investments.

Net cash used in financing activities totaled $28.1 million in the nine months ended September 30, 2001, and net cash provided by financing activities totaled $391.4 million in the same period in 2000. The cash used in financing activities in the nine months ended September 30, 2001 primarily reflects the payments of capital lease obligations. The cash provided by financing activities in the nine months ended September 30, 2000 primarily reflects the proceeds received from the sale of Series C and Series D preferred stock, totaling $143.0 million, and the issuance of common stock in connection with our initial public offering, totaling $260.0 million, both partially offset by the payments of capital lease obligations.

If our services continue to gain market acceptance we may experience significant growth in our operating costs in order to execute our business plan. We may also open and operate new domestic and international offices in order to support the needs of our existing and anticipated customers. As a result, we estimate that these operating costs will constitute a significant use of our cash resources. In addition, we may use cash resources to fund acquisitions of complementary businesses and technologies.

We believe that our current cash and short-term investment position, equipment lines of credit and vendor financing arrangements will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 18 months. However, we may need to raise additional funds to develop new technology and services or acquire complementary businesses or technologies or if we choose to more rapidly expand our business. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

Certain Factors That May Affect Future Operating Results

We have a limited operating history

Due to the changing nature of our business, our limited operating history and the emerging nature of our markets and services, it is difficult to evaluate our business and prospects.

We commenced operations in October of 1998. We began offering our managed data storage services in May of 1999 and derived 12% of revenues in 1999, 64% of our revenues in 2000, and 90% of our revenues through the third quarter of 2001 from these services. The storage management services market is new and may not continue to grow or be sustainable. Potential customers may choose not to purchase storage management services and software from a third party provider due to concerns about security, reliability, system availability or data loss. It is possible that our services and software may never achieve significant market acceptance. Furthermore, we incur operating expenses based largely on anticipated revenue trends that are difficult to predict. If this market does not develop, or develops more slowly than we expect, our business, results of operations and financial condition will be seriously harmed.

We have incurred losses in each quarter since our inception. We experienced a net loss of $23.9 million in 1999, $124.9 million in 2000 and $92.1 million in the first nine months of 2001. As of September 30, 2001, we had an accumulated deficit of $241.4 million. We cannot be certain that our revenues will grow or that we will generate sufficient revenues to achieve profitability. We believe that we will continue to incur losses on a quarterly and annual basis for the foreseeable future. We will need to generate significantly higher revenues in order to achieve and maintain profitability. If our revenues do not grow or grow more slowly, or if our operating or capital expenses increase more than we expect or cannot be further reduced in the event of lower revenues, our business will be materially and adversely affected.

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

A class action lawsuit has been filed against us, and additional suits may be filed, which may result in litigation that is costly to defend and the outcome of which may harm our business

We and several of our officers or directors are named as defendants in a purported class action complaint that has been filed on behalf of certain persons who purchased our common stock between June 30, 2000 and December 6, 2000. This complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended. This complaint primarily alleges that there was undisclosed compensation received by our underwriters from purchasers of our common stock in connection with our initial public offering.

We can provide no assurance as to the outcome of this matter. Any conclusion of this matter in a manner adverse to us could have a material adverse affect on our financial position and results of operation. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. We may also be subject to other class action litigation in the future. Any such litigation could also substantially divert the attention of our management and our resources in general and could have a materially adverse effect on our business and results of operations.

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

We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We do not have any significant issued patents and have filed only a limited number of patent applications with respect to our data storage services and software. We cannot be certain that our current patent applications or any future application will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent issued to us will afford us a competitive advantage. Our intellectual property may be subject to even greater risk in foreign jurisdictions. The laws of many countries do not protect proprietary rights to the same extent as the laws of the United States.

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
fire, earthquake, flood and other disasters;
power loss; and
sabotage, vandalism and terrorism

The occurrence of a natural disaster or other unanticipated problem at one or more of our S-POP data centers could result in service interruptions, significant damage to equipment or loss or unavailability of customer data, adversely affecting our reputation, our ability to attract new customers and the value of our stock. We may also be subject to legal actions by our customers. Errors and defects in our infrastructure and technology or delays in deployment have, from time to time, and may in the future, adversely affect our services. Any widespread loss of services would slow the adoption of our services and cause damage to our reputation, which would seriously harm our business.

Our revenues will not continue to grow, our costs will increase, and our reputation will be damaged if we are not able to deliver our services in accordance with our contracts with our customers

Because our contracts provide customers credits against a portion of their monthly service fees if our managed data storage services do not achieve specified performance levels of data availability, successfully completed back-ups and data security, we will lose revenues if our services and software do not perform as we expect. Moreover, we will need to make additional investments in our infrastructure to satisfy customers as demand increases. There can be no assurance that we will be able to make these investments successfully or at an acceptable cost, and upgrades to our infrastructure may cause delays or failures in our services. As a result, we may be unable to satisfy customer demand. Our failure to satisfy customer demand could damage our reputation, significantly reduce demand for our services, and cause us to receive lower fees than expected and incur unforeseen costs to remedy our shortfalls.

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

the financial condition of our customers;
temporary shortages or interruptions in supply of storage equipment;
natural disasters in the geographic markets in which we operate or other causes of network instability; and
surges in demand for data storage capacity.

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

If any of our business relationships with hosting service providers, hardware and software vendors and other service providers and suppliers terminate, our revenues could be adversely affected

We have formed business relationships, both formally and informally, with various hosting service providers, hardware and software vendors and other service providers and suppliers for joint marketing and storage component purchases. A significant portion of our revenues has been historically derived, directly or indirectly, from these relationships. If these arrangements are terminated, our future revenues could be adversely affected.

Specifically, Exodus Communications, Inc. ("Exodus"), with whom we have a joint marketing and services agreement, filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code on September 26, 2001. Under the terms of our agreement with Exodus, we provide services to customers inside Exodus data centers, and Exodus generally invoices the customers for these services. During the quarter ended September 30, 2001, we recorded a charge of $1.5 million to provision for potential uncollectible accounts receivable as a result of the uncertainty surrounding Exodus' ability to successfully reorganize its operations. If Exodus is not able to successfully reorganize its operations and continue as a going concern, these customers may move their business to data center hosting companies with whom we do not have a relationship. In addition, these customers may otherwise cease using our services, and Exodus may otherwise not fulfill its obligations under our agreement with Exodus. If our relationship with Exodus is terminated, or if we are otherwise unable to collect revenue from these customers, our business and results of operations would be substantially harmed.

Our services may become obsolete if we do not respond rapidly to technological and market changes

The managed data storage services market is and will continue to be characterized by rapid technological change and frequent new product and service introductions. We may be unable to respond quickly or effectively to these developments. If competitors introduce products, services or technologies that are better than ours or that gain greater market acceptance, or if new industry standards emerge, our services may become obsolete, which would materially harm our business and results of operations. In developing our services and software, we have made, and will continue to make, assumptions about the standards that our customers and competitors may adopt. If the standards adopted are different from those that we may now or in the future promote or support, market acceptance of our services and software may be significantly reduced or delayed, and our business will be harmed. In addition, the introduction of services or products incorporating new technologies and the emergence of new industry standards could render our existing services obsolete. The development of new or enhanced services is a complex and uncertain process that requires the accurate anticipation of technological and market trends. We may experience design, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new services or enhancements to our existing services. Our failure to anticipate and meet changing customer requirements could materially adversely affect our business, results of operations and financial condition.

We may not be able to obtain additional financing necessary to grow our business

As we grow our business, we may need additional financing. We plan to finance this growth primarily with current and future vendor financing, equipment lease lines and bank lines of credit. We cannot be sure that we will be able to secure additional financing on acceptable terms. Additionally, holders of any future debt instruments may have rights senior to those of the holders of our common stock, and any future issuance of common stock would result in dilution of existing stockholders' equity interests.

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

A portion of our current customers are Internet-based businesses that may not pay us for our services on a timely basis and that may not succeed over the long term

Approximately 31% of our revenues recognized in the third quarter of 2001 were derived from customers that are Internet-based businesses, and a portion of our future managed storage services revenues will be derived from this customer base. The unproven business models of some of these customers make their continued financial viability uncertain. Given the short operating history and emerging nature of many of these businesses, some of our customers have encountered financial difficulties and failed to pay for our services or substantially delayed payment and there is a risk that more of these customers will encounter similar difficulties. The failure of any of our customers to pay our fees on a timely basis or to continue to purchase our services in accordance with their contractual commitments could adversely affect our revenue collection periods, revenues and other financial results.

We depend on our key personnel to manage our business effectively in a rapidly changing market, and if we are unable to retain our key employees, our ability to compete could be harmed

Our future success depends upon the continued services of our executive officers, in particular Peter W. Bell, our President and Chief Executive Officer, and William D. Miller, our Executive Vice President and Chief Technical Officer, and upon the continued services of other key technology, sales, marketing and support personnel who have critical industry experience and relationships that we rely on in implementing our business plan. None of our officers or key employees is bound by an employment agreement for any specific term. The loss of the services of any of our officers or key employees could delay the development and introduction of, and negatively impact our ability to sell, our services.

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

ITEM 3. Qualitative and Quantitative Disclosures About Market Risk

Nearly all of our revenues to date have been denominated in U.S. dollars and are primarily from customers located in the United States. Revenues from international customers to date have not been significant. We incur costs for our overseas offices in the local currency of those offices for staffing, rent, telecommunications and other services. As a result, our operating results could become subject to fluctuations based upon changes in the exchange rates of those currencies in relation to the U.S. dollar. We do not believe that a 10% increase or decrease in foreign currency exchange rates currently would have a material impact on our results of operations or cash flows. We will continue to monitor our exposure to currency fluctuations and, when appropriate, use financial hedging techniques to minimize the effect of these fluctuations in the future. We do not currently utilize any derivative financial instruments or derivative commodity instruments.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

As discussed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, in July, 2001 we initiated an action against Metromedia Fiber Network ("MFN") in Middlesex (Massachusetts) Superior Court. This action seeks compensatory, punitive and declaratory relief, alleging, among other things, misrepresentation, fraudulent inducement and breach of contract due to MFN's failure to possess or to deliver fiber optic capacity in accordance with representations made by MFN and as specified under our Fiber Optic Network Leased Fiber Agreement with MFN. MFN also initiated an action in New York, NY alleging that we have breached such agreement. While the outcome of these matters is not currently determinable, we believe that the result will not have a material adverse effect on the results of our operations or our financial position, although we can make no assurances in this regard.

In August, 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against us and several of our officers or directors as well as against the underwriters of our initial public offering of common stock in June, 2000. The complaint, which seeks unspecified damages, was filed allegedly on behalf of persons who purchased our common stock between June 30, 2000 and December 6, 2000. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended, primarily based on allegations that StorageNetworks, the underwriters and the other named defendants made material false and misleading statements concerning fees paid by purchasers of our common stock to the underwriters in the prospectus that was incorporated into the registration statement on Form S-1 that was filed in connection with our initial public offering. The allegations in the complaint are generally related to the alleged receipt of excessive and undisclosed commissions by the underwriters and alleged prohibited after-market transactions by the underwriters. The complaint alleges that the underwriters obtained excessive commissions and inflated transactions fees from their customers, and allegedly entered into agreements with their customers pursuant to which the customers, in return for being allocated shares in the initial public offering, agreed to purchase additional shares on the open market at specified increased prices. Although we believe that these claims are without merit and intend to defend vigorously against such claims, we are not presently able to reasonably estimate potential losses, if any, related to this matter.

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

ITEM 2. Changes in Securities and Use of Proceeds

In our initial public offering, we sold 10,350,000 shares of our common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-31430) that was declared effective by the Securities and Exchange Commission on June 29, 2000. To date, we have spent approximately $47.5 million of the proceeds from the IPO, used primarily for working capital and purchases of property, plant and equipment, in addition to expenses incurred in connection with the IPO and previously disclosed in our Form 10-Q for the quarter ended September 30, 2000.

ITEM 5. Other Information

On September 12, 2001, we announced that Harold Dixon had resigned from our board of directors. We have no immediate plans to fill the vacancy created by Mr. Dixon's resignation.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

10.1	Form of Contingent Compensation Payment Agreement for each of Peter W. Bell, William D. Miller and Paul C. Flanagan
10.2	Amendment to Incentive Stock Option Agreements between StorageNetworks, Inc. and Paul C. Flanagan

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2001

STORAGENETWORKS, INC.

By:	/s/ Paul C. Flanagan Paul C. Flanagan Executive Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Contingent Compensation Payment Agreement for each of Peter W. Bell, William D. Miller and Paul C. Flanagan
10.2	Amendment to Incentive Stock Option Agreements between StorageNetworks, Inc. and Paul C. Flanagan