Form 10-K
period 2001-12-31
STORAGENETWORKS INC
filed 2002-03-26
CIK 1075658

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 2001

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ______

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $446,558,137 as of January 31, 2002. The number of shares outstanding of the registrant's class of Common Stock as of March 8, 2002 was 98,154,915 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE.

   Certain information is incorporated into Part III of this report on Form 10-K by reference to the Proxy Statement for the registrant's 2002 Annual Meeting of Stockholders to be held on May 15, 2002.

================================================================================

                             StorageNetworks, Inc.
                          Annual Report on Form 10-K
                  For the Fiscal Year Ended December 31, 2001

                               TABLE OF CONTENTS

PART I
   Item 1. Business..............................................................................     1
   Item 2. Properties............................................................................     7
   Item 3. Legal Proceedings.....................................................................     7
   Item 4. Submission of Matters to a Vote of Security Holders...................................     7

PART II
   Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.................   8
   Item 6. Selected Financial Data...............................................................   9
   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.  10
   Item 7A. Quantitative and Qualitative Disclosures about Market Risk...........................  24
   Item 8. Financial Statements..................................................................  25
   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  41

PART III
   Item 10. Directors and Executive Officers of the Registrant...................................  41
   Item 11. Executive Compensation...............................................................  43
   Item 12. Security Ownership of Certain Beneficial Owners and Management.......................  43
   Item 13. Certain Relationships and Related Transactions.......................................  43

PART IV
   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................    43

Signatures.......................................................................................  44

                                    PART I

Item 1.  Business.

                                   OVERVIEW

   StorageNetworks, Inc. and its subsidiaries ("StorageNetworks" or "we") is a provider of data storage management software and services. We provide data storage management services and enterprise storage resource management software to enable our customers to deliver cost-effective solutions to store, manage, and protect information. StorageNetworks was founded in late 1998 to offer services designed to provide customers with efficient and cost-effective data storage. Today, we operate in two business segments, managed storage services and professional services, and provide these services to our customers at their data centers, both onsite at the customers' facilities or in a third-party hosting center. Through our professional services, we design and implement networked storage infrastructures for our customers, and through our managed services, we manage our customers' data storage environments.

   Our revenues for the year ended December 31, 2001 were $123.6 million. Our managed storage services segment accounted for $113.5 million, or 92%, of our total revenues, and our professional services segment accounted for $10.1 million, or 8%, of our total revenues. The relative contributions of each of our segments to our total revenues in 2001 may not be indicative of future periods, however, as we shift the focus of our sales and marketing efforts to selling software and professional services to large enterprise organizations. For example, we expect to decrease sales and marketing of our managed storage services. For more financial information about our business segments and customers, long-lived assets, and geographic information about our revenues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 10 to our consolidated financial statements included in this Annual Report on Form 10-K.

   In order to deliver our managed storage services more efficiently and cost-effectively, we have developed proprietary software-our STORos operating system-to monitor and manage our own and our customers' complex, multi-vendor networked storage environments. We utilize this software in the delivery of our managed storage services to reduce complexity and cost and to increase efficiency. Beginning in the second half of 2002, we plan to offer our STORos operating system directly to customers as a stand-alone enterprise storage resource management software application (together with professional services). We market our software and services primarily to large enterprise organizations, network service providers and systems integrators.

The StorageNetworks Solution

   Today, many large enterprise organizations are experiencing rapid growth in the volume of data that they must store and protect. Our goal is to offer customers software and services that improve the performance of their storage environments and reduce the costs associated with managing complex storage environments. We believe that our software and services help customers achieve the following benefits:

   Improved service levels. We are focused on reducing the complexities associated with data storage and offer enterprise storage management software and services that are designed to increase the control that customers have over their storage environments. Our interoperability lab tests storage technologies from various vendors for interoperability and quality assurance. We use documented practices and repeatable processes for storage configuration and management to help ensure that our customers' storage environments can provide consistent performance and high levels of data availability. Our software and services are designed to enable our customers to gain control over and improve the performance of their storage infrastructure, and to improve the availability and recoverability of data.

   Reduce storage management costs. We are also focused on lowering the costs associated with data storage management. We offer software and services that are designed to help customers optimize the utilization of their storage assets and resources, quickly deploy networked storage infrastructures, and improve management and control of the storage environment. We believe that these increased efficiencies help to reduce the costs of managing a complex multi-vendor environment.

StorageNetworks Software

   We have developed storage management software to manage both our and our customers' complex, multi-vendor storage environments. We currently utilize these applications, outlined below, which include our STORos operating system, our Virtual Storage Portal software, and our STORvision software, in delivering our managed storage services. Our STORos operating system integrates and centralizes the management of the various elements of a multi-vendor networked storage environment, our Virtual Storage Portal allows us and our customers to monitor the performance of their storage environments, and our STORvision software allows us to provide efficient and scalable managed services. We expect to have a stand-alone enterprise storage resource management solution, version 5.0 of our STORos operating system, available for customers in the second half of 2002.

STORos operating system      Our STORos operating system is designed to
                             facilitate the collection and processing of information about storage infrastructures. We currently use the STORos operating system in delivering our managed storage services to customers. The STORos operating system is an open platform that enables storage and data management applications to interoperate. The STORos operating system also integrates storage infrastructure management information with existing decision-support applications and management frameworks through the STOR-API, our application programming interface. The STOR-API integrates information collected from our STORos software, our Virtual Storage Portal software and our STORvision software into our customers' existing management frameworks, such as enterprise ticket and billing applications. As described below, we expect to have version 5.0 of the STORos operating system available as a stand-alone product in the second half of 2002, which will be available directly to customers for purchase along with related professional services.

Virtual Storage Portal
software Our Virtual Storage Portal, or VSP, software is a storage management application that enables us and our enterprise and service provider customers to analyze and monitor data storage infrastructures. This software application has been developed to provide customers with a single tool that provides storage resource management functionality for multi-vendor storage environments. The VSP software collects and reports current and historical statistics about storage availability, usage, capacity, performance and charge-backs.

STORvision software          Our STORvision software is command and control
                             software that we currently utilize in providing our managed storage services. The STORvision software is designed to provide efficient and scalable management of enterprise storage resources. Enterprise and service provider customers who license version 5.0 of our STORos operating system, which we expect to have available in the second half of 2002, will be able to use the STORvision software to automate labor-intensive tasks surrounding storage process management, including storage procurement, capacity planning and forecasting and the administration of event, problem and change management tasks.

STORos software version 5.0  In the second half of 2002, we expect to have version 5.0 of our STORos software available. Version 5.0 of the STORos software will be a productized version of the STORos and Virtual Storage Portal software that we currently use in the delivery of our managed services. Version 5.0 and subsequent releases of the STORos software will be enterprise storage resource management applications designed to manage the multi-vendor components of enterprise customers' and service providers' storage environments. We expect that STORos version 5.0 and subsequent releases will support various storage architectures, including storage area networks, network attached storage, and backup and restore environments. Version 5.0 of the STORos software will be designed to report business information and statistics to help customers more efficiently manage their storage environments.

StorageNetworks Services

   We currently provide both managed data storage services and professional services to our customers at their data centers, both onsite at the customers' facilities or in a third-party hosting center. Historically, we have offered a suite of managed data storage services that are designed to provide businesses with reliable and secure data storage that can be readily expanded to meet their critical data storage needs. We use our proprietary software in delivering these managed services. We also offer a range of professional services, in which we advise our customers on the design, implementation, migration and ongoing management of their data storage environments. As discussed herein, we are shifting the focus of our sales and marketing efforts to selling software and professional services. The following discussion of our managed storage services has been included due to the fact that a majority of our historical revenues derived from these services and our belief that a majority of our revenues for the immediate future will be derived from such services.

  Managed Storage Services

   Our suite of managed data storage services has been designed to enable customers to achieve higher levels of data availability, optimize utilization rates, and improve recovery rates, and include our STORbackup, STORmanage, STORfusion and PACS services. We are currently providing these services to enterprise customers, to customers whose data centers are located in third-party hosting centers, and to service providers who resell storage services to their customers. We, and our STORfusion customers, utilize our STORos operating system, STORvision software and Virtual Storage Portal software in the delivery of managed storage services. Our managed storage service customers benefit from the interoperability testing and evaluation of storage technologies performed in our STORlabs testing center and receive monitoring and management through our Customer Support Center. Typically, our managed data storage services are purchased by our end-user customers through service level agreements or other contracts that guarantee our services will meet or exceed specific performance criteria, including data and storage availability, successful performance of back-ups and overall infrastructure and data security.

  STORbackup and STORmanage Services for Enterprise Customers

   Our current managed data storage services for enterprise customers include our STORbackup services and our STORmanage services. These services offer the following features:

STORbackup Services          Our STORbackup services are designed to help
                             enterprise organizations minimize the risk of data loss by offering dependable data backup, recovery and business continuity services.
                             With these services, we copy a customer's data onto magnetic tape media, which is then archived and stored in accordance with the customer's instructions. We can also provide these customers with services to restore data in the event of a file or data corruption event.

STORmanage Services          Our STORmanage services are software-based
                             services that are primary data storage management and monitoring services designed to help customers monitor and manage their existing storage environments. Our STORmanage services can support primary disk, tape back-up and restore and remote site data replication. To deliver these services, we integrate our proprietary software applications with the customer's existing storage infrastructure, which can include components from multiple vendors. The STORmanage services are designed to enable the customer to become a service provider to its own internal business units.

  STORfusion Services and Software for Service Provider Customers

   We market our STORfusion managed data storage services to service provider customers, including system integrators, telecommunications companies and network service providers, who in turn provide data storage services to their own customers. STORfusion services provide our customers with access to a combination of our proprietary software, training, marketing, processes and expertise, and can be customized to meet the specific needs of different customers. STORfusion services are designed to enable our customers to efficiently and cost-effectively deliver managed data storage services to their own customers.

  PACS Managed Services

   Our PACS services, which stands for Protection, Availability, Continuity, Scalability and Security of data, have historically been offered primarily to customers whose data centers are located at third-party hosting facilities, although we also provide PACS services to enterprise customers. With our PACS services, we own and manage the storage infrastructure, including all hardware, software and networking equipment. Our PACS services include primary data management (both storage area networks and network attached storage environments), back-up, recovery and business continuity services. These services include:

BackPACS Services              Our BackPACS services are managed services that
                               copy customers' data onto magnetic tape media, which is then archived and stored. These services provide detailed restore procedures in the event of a file restoration or data corruption event.

DataPACS and NetPACS Services  Our DataPACS and NetPACS services are primary data storage services based on storage area network or network attached storage architectures. As part of these services, we can also provide our customers with point-in-time copies of their data. Rather than being directly attached to the storage devices, customers' servers are connected to one or more file servers by a separate local area network.

Professional Services

   Our STORconsulting professional services are designed to help enterprise organizations design their primary data storage systems and optimize their existing data storage infrastructures. Our storage experts have experience in helping customers design or evaluate their current storage environment, migrate to a networked storage environment and implement effective data protection, recovery and business continuity strategies. Our STORconsulting experts also have experience with a wide range of storage technologies from various vendors.

Our STORconsulting group continues to build its expertise by collecting technical information and identifying storage inefficiencies within multi-vendor storage environments. We offer strategy, implementation and design services in the following areas:

Storage strategy services    Through our storage strategy consulting services,
                             we assess a customer's current storage
                             infrastructure, evaluate the customer's storage management processes and recommend ways for the customer to improve performance of its storage infrastructure and improve levels of data availability. We also offer backup and restore strategy services that assist customers with the implementation of backup and restore solutions designed to help reduce the risk of data loss, improve backup success rates, and minimize recovery time in the event of data loss.

Implementation services      With our implementation consulting services, we
                             enable organizations to migrate from a direct attached storage architecture to a networked storage environment, either a storage area network environment or a networked attached storage environment.

Design services              Through our design services, we assist customers
                             with the design of storage area networks and network attached storage systems, as well as backup processes, based on the customer's required levels of data availability and redundancy and system performance.

Sales and Marketing

   We market our software and services primarily through our direct sales force. Our direct sales team targets large enterprises and service providers that want to improve the performance and management of their multi-vendor data storage environments. We also market our software and services indirectly through our STORfusion customers, who market storage services to their own existing and prospective customers. Our marketing goal is to develop sales opportunities by increasing enterprise customers' and service providers' awareness of the value proposition of storage management software and services, the StorageNetworks brand and the brand of our STORos operating system. Our direct sales force is based primarily in the United States, with additional personnel located in London, England and Japan.

Research and Development

   Our software development group is focused on developing new features and functionalities for our storage management software that we use in delivering our managed services to our customers. Our software development group is also responsible for converting version 5.0 of our STORos operating system, which we currently use in the delivery of managed services, into a stand-alone enterprise storage resource management application that we expect to be able to deliver to customers in the second half of 2002. Our engineering group maintains our STORlabs testing center, which tests interoperability, provides quality assurance, performs distance transmission analysis and evaluates emerging technologies. Our STORlabs center serves as a controlled, secure environment for reviewing storage technologies and evaluating technologies for integration into our software applications. Our engineering group also creates and maintains product engineering guides and field implementation guides that are designed to assure guaranteed performance levels and that detail processes and other information for storage configuration and management. We and our STORfusion customers use, and we expect that our software customers will use, these guides in the delivery of managed storage services.

Operations

   Our operations group consists of our Customer Support Center and our field operations group. The Customer Support Center remotely monitors events in our customers' storage environments and manages our responses to customer requests. Our field operations team manages the delivery and deployment of our managed storage services in customers' data centers, including the implementation and ongoing management of storage environments.

Competition

   The storage software and services markets are highly competitive, and the market for enterprise storage resource management software, which we consider to be the primary market for version 5.0 of our STORos operating system, is also highly competitive. We expect that we will continue to face competition from traditional storage hardware and software vendors as well as start-up storage software vendors. We believe that the principal competitive factors affecting these markets include:

   . Development of a single software layer that can manage a heterogeneous storage environment;

   . Development of proprietary storage management applications;

   . The ability to provide software and services to support multi-vendor storage environments;

   . Customer acceptance of a stand-alone enterprise storage resource management software package;

   . Ability to market and sell a stand-alone enterprise storage resource management software package;

   . Engineering and technical expertise;

   . Brand recognition;

   . A proven-track record with enterprise customers and service providers;

   . Ability to attract and retain skilled professionals;

   . Quality of customer service and support; and

   . Financial resources.

   Our current primary competitors are storage hardware, storage software and service vendors such as EMC, BMC Software, Computer Associates, VERITAS Software, IBM, Hitachi Data Systems, Sun Microsystems and other announced entrants to the storage management market.

Intellectual Property

   We rely on a combination of trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our software, services and other technology. These legal protections afford only limited protection. We have no significant issued patents and have filed only a limited number of patent applications with the United States Patent and Trademark Office with respect to our data storage software, services and technology. We seek to limit disclosure of our intellectual property by requiring employees, consultants and business associates with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our proprietary information. Due to rapid technological change, we believe that factors such as the expertise and technological and creative skills of our personnel, new software products and services, and enhancements to our existing software and services are more important to establishing and maintaining our proprietary technology position than the various available legal protections.

   Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our software and services or to obtain and use information that we regard as proprietary. The laws of many countries do not protect proprietary rights to the same extent as the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar information or technology. Any failure by us to adequately protect our intellectual property could have a material adverse effect on our business, operating results and financial condition.

Employees

   As of December 31, 2001, we had a total of 396 full-time employees. Our success will depend on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. Our employees are not represented by any collective bargaining representative. We believe our relations with our employees are good.

Item 2.  Properties.

   Our headquarters are located in Waltham, Massachusetts, where we have entered into a lease for approximately 117,000 square feet of office space. The lease for this space terminates on March 31, 2011. As of December 31, 2001, we also leased approximately 145,000 square feet of additional office space. We are actively utilizing approximately 37% of this additional office space, we sublet 34%, and the balance is vacant. We also have numerous operating leases and licenses for our S-POP data centers in locations in the United States and abroad.

Item 3.  Legal Proceedings.

   In July, 2001 we initiated an action against Metromedia Fiber Network ("MFN") in Middlesex (Massachusetts) Superior Court. This action seeks compensatory, punitive and declaratory relief, alleging, among other things, misrepresentation, fraudulent inducement and breach of contract due to MFN's failure to possess or to deliver fiber optic capacity in accordance with representations made by MFN and as specified under our Fiber Optic Network Leased Fiber Agreement with MFN. MFN also initiated an action in New York, New York alleging that we have breached such agreement. While the outcome of these matters is not currently determinable, we believe that the result will not have a material adverse effect on the results of our operations or our financial position, although we can make no assurances in this regard.

   In August, 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against us and several of our officers as well as against the underwriters of our initial public offering of common stock in June, 2000. The complaint, which seeks unspecified damages, was filed allegedly on behalf of persons who purchased our common stock between June 30, 2000 and December 6, 2000. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended, primarily based on allegations that StorageNetworks, the underwriters and the other named defendants made material false and misleading statements concerning fees paid by purchasers of our common stock to the underwriters in the prospectus that was part of the registration statement on Form S-1 that was filed in connection with our initial public offering. The allegations in the complaint are generally related to the alleged receipt of excessive and undisclosed commissions by the underwriters and alleged prohibited after-market transactions by the underwriters. The complaint alleges that the underwriters obtained excessive commissions and inflated transactions fees from their customers, and allegedly entered into agreements with their customers pursuant to which the customers, in return for being allocated shares in the initial public offering, agreed to purchase additional shares on the open market at specified increased prices. Although we believe that these claims are without merit and intend to defend ourselves vigorously against such claims, we are not presently able to reasonably estimate potential losses, if any, related to this matter.

   In addition, we are subject to various claims and proceedings in the ordinary course of business. Based on information currently available, we believe that none of such current claims or proceedings, individually or in the aggregate, will materially harm our financial condition or results of operations, although we can make no assurances in this regard.

Item 4.  Submission of Matters to a Vote of Security Holders.

   No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2001.

                                    PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.

  (a) Market Price of and Dividends of the Company's Common Stock and Related Stockholder Matters

   Our common stock is listed on the Nasdaq National Market under the symbol "STOR." Public trading of our common stock commenced on June 30, 2000. Prior to that, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low intraday sales prices per share of our common stock.

                                                 High     Low
                                               -------- -------
                Year Ended December 31, 2001:
                First Quarter................. $ 33.625 $  8.50
                Second Quarter................ $  23.54 $  7.00
                Third Quarter................. $  17.86 $  3.65
                Fourth Quarter................ $   8.10 $  3.75

                Year Ended December 31, 2000:
                Second Quarter (June 30, 2000) $ 102.00 $ 90.00
                Third Quarter................. $ 154.25 $79.125
                Fourth Quarter................ $106.625 $ 16.50

   As of March 8, 2002, there were 432 holders of record of our common stock, as shown in the records of our transfer agent.

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

  (b)  Recent Sales of Unregistered Securities

   In December 2001, we issued 27,618 shares of our common stock to a leasing company upon the cashless exercise of a warrant originally issued in October 1999, which resulted in no cash proceeds to us. These shares were issued in reliance upon exemptions from registration set forth in Section 4(2) of the Securities Act, or regulations promulgated thereunder, relating to sales by an issuer not involving any public offering. No underwriters or placement agents were involved in the foregoing issuance.

  (c)  Use of Proceeds from Sales of Registered Securities

   In our initial public offering, we sold 10,350,000 shares of our common stock in an initial public offering at a price of $27.00 per share, less underwriting discounts and commissions, pursuant to a Registration Statement on Form S-1 (Registration No. 333-31430) that was declared effective by the Securities and Exchange Commission on June 29, 2000. In addition to expenses incurred in connection with the IPO and previously disclosed in our Forms 10-Q for the quarters ended June 30, 2000 and September 30, 2000, from the effective date of the registration statement through December 31, 2001, we have spent approximately $64.1 million of the $258.6 million of net proceeds from the IPO for capital lease payments and approximately $21.8 million of the proceeds from the IPO for operating expenses.

Item 6.  Selected Financial Data.

   You should read the selected financial data set forth below along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for 1998, 1999, 2000 and 2001, and the consolidated balance sheet data as of December 31, 1998, 1999, 2000 and 2001 from our audited consolidated financial statements.

Consolidated Statement of Operations Data:

                                                              Period from
                                                            October 5, 1998
                                                             (commencement
                                                           of operations) to  Year ended   Year ended   Year ended
                                                             December 31,    December 31, December 31, December 31,
                                                                 1998            1999         2000         2001
                                                           ----------------- ------------ ------------ ------------
                                                                    (in thousands, except per share data)
REVENUES:
   Managed storage service revenues.......................      $    --        $    720    $  30,733    $ 113,496
   Professional service revenues..........................           --           3,203       17,485       10,129
   Equipment revenues.....................................           --           2,335           --           --
                                                                -------        --------    ---------    ---------
       Total revenues.....................................           --           6,258       48,218      123,625
COSTS AND EXPENSES:
   Cost of managed storage service revenues...............          101           8,400       72,961      120,232
   Cost of professional service revenues..................            9           5,343       18,928        6,982
   Cost of equipment revenues.............................           --           2,111           --           --
   Sales and marketing....................................           39           7,304       53,986       56,695
   General and administrative.............................          231           5,558       17,882       24,712
   Research and development...............................           --           1,133       11,872       21,964
   Amortization of deferred stock
     compensation(1)......................................           --           1,301        5,061        3,866
   Impairment charge and other related costs..............           --              --           --      114,449
                                                                -------        --------    ---------    ---------
Total costs and expenses..................................          380          31,150      180,690      348,900
                                                                -------        --------    ---------    ---------
Loss from operations......................................         (380)        (24,892)    (132,472)    (225,275)
Interest income...........................................           11           1,371       15,120       15,144
Interest expense..........................................           --            (393)      (7,513)     (14,682)
Other income (expense)....................................           --              --           --         (160)
                                                                -------        --------    ---------    ---------
Net loss..................................................      $  (369)       $(23,914)   $(124,865)   $(224,973)
                                                                =======        ========    =========    =========
Net loss per share -- basic and diluted...................      $ (0.02)       $  (0.98)   $   (2.12)   $   (2.33)
Weighted average common shares outstanding................       24,400          24,407       58,888       96,698
(1)Amortization of deferred stock compensation consists of
 the following:
Cost of managed storage service revenues..................      $    --        $     71    $     495    $     510
Cost of professional service revenues.....................           --             229          488          199
Sales and marketing.......................................           --             603        1,653        1,118
General and administrative................................           --             251          579          398
Research and development..................................           --             147        1,846        1,641
                                                                -------        --------    ---------    ---------
                                                                $    --        $  1,301    $   5,061    $   3,866
                                                                =======        ========    =========    =========

Consolidated Balance Sheet Data:

                                                       As of December 31,
                                                --------------------------------
                                                 1998   1999     2000     2001
                                                ------ ------- -------- --------
                                                         (in thousands)
Cash, cash equivalents and investments......... $8,280 $34,815 $389,628 $258,749
Working capital................................  8,085  25,053  338,123  147,943
Total assets...................................  9,672  67,259  602,613  384,741
Capital lease obligations, less current portion     --  15,822   94,050   60,512
Total stockholders' equity.....................  8,668  37,009  439,128  220,218

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   You should read the following discussion and analysis together with our consolidated financial statements and the related notes and the other financial information appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements due to various factors, including, but not limited to, our critical accounting policies and those factors set forth below under "Factors Affecting Future Operating Results" and elsewhere in this Annual Report on Form 10-K.

Overview

   We are a provider of data storage management software and services. We operate in two business segments, managed storage services and professional services, and provide these services to our customers at their data centers, both onsite at the customers' facilities or in a third-party hosting center. Our managed storage services include PACS, STORbackup, STORmanage, and STORfusion storage services. Our STORconsulting professional services are designed to help enterprise organizations design their primary data storage systems and optimize their existing data storage infrastructures.

   Since our inception in 1998, we have provided our managed storage services to our customers in our Storage Point of Presence, or S-POP, data centers. An S-POP data center can be located either within a customer's own on-site data center, or within a data center operated by a hosting service provider. We opened our first S-POP data center in Houston in May 1999. Through December 31, 2001, we operated 49 S-POP data centers in the metropolitan areas of Atlanta, Austin, Boston, Chicago, Dallas, Detroit, Houston, Los Angeles, New York, San Francisco, Seattle, Washington, D.C., Amsterdam, Frankfurt and London.

   In 2001, we identified a significant opportunity to provide our software and services to service providers in order to enable them to manage their storage infrastructure and provide new value to their customers. As a result, we developed and began marketing our STORfusion offering. Due to increased interest in our software and services from large enterprise organizations, our addition of STORfusion customers, and interest in our STORos operating system as a stand-alone product, along with weakening demand for storage services by customers inside hosting service provider data centers, we shifted our focus to marketing to large enterprise customers and STORfusion customers and on the development and commercialization of our software. Therefore, we scaled back the sales and marketing activities for our fully managed PACS primary storage service offerings and focused on developing and enhancing our software and services that enterprise customers, telecommunications companies and system integrators were demanding.

   In the future, we expect to focus on selling solutions that deliver high value to customers, including our software-based offering, STORfusion. We are in the process of commercializing our STORos operating system as a stand-alone software application, to enable customers to use our solutions in managing their own storage infrastructures more efficiently and effectively. We expect to begin selling our software directly to customers during the second half of 2002.

   Since our inception, we have incurred significant losses and negative operating cash flows. As of December 31, 2001, we had an accumulated deficit of $374.3 million. We have not achieved profitability on a quarterly or an annual basis. We believe that we will continue to incur losses on a quarterly and annual basis for the foreseeable future. The revenue and income potential of our business is unproven, and our limited operating history makes an evaluation of our company difficult. We believe that you should not rely on the period-to-period comparison of our operating results to predict our future performance. You must consider our prospects in light of the risks, expenses and difficulties encountered by new companies in rapidly evolving industries. We may not be successful in addressing these risks and difficulties.

Critical Accounting Policies

   The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported assets and liabilities, revenues and expenses, and other financial information. Actual results may differ significantly from these estimates under different assumptions and conditions.

   In December 2001, the SEC requested that all registrants disclose their "critical accounting policies" in the discussion and analysis of their financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

   Our significant accounting policies are described in note 2 to our consolidated financial statements. Not all of these significant accounting policies, however, require management to make difficult, complex or subjective judgments or estimates. We believe that our accounting policies relating to revenue recognition, impairment of long-lived assets, allowance for doubtful accounts, and provision for income taxes described below fit the definition of "critical accounting policies."

Revenues

   Revenues consist of (i) fees from customer use of our managed storage services, which include PACS storage services, STORmanage storage services, and STORfusion storage services, (ii) professional services fees, and (iii) proceeds from data storage equipment sales to customers. Revenues are recognized in accordance with the guidance of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," when all of the following conditions are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collection is reasonably assured.

   Revenues from our PACS and STORmanage storage services primarily include monthly service fees charged on a per usage basis and are recognized as the managed storage services are provided.

   Our STORfusion services include fees for launch and enablement services and monthly service fees. Revenues from launch and enablement services are recognized ratably over the period the services are provided. Monthly service fees are charged on a per usage basis and are recognized as the managed storage services are provided.

   Revenues from professional service engagements are recognized as the services are provided. Revenues on fixed-price contracts are recognized using the percentage of completion method of accounting and are adjusted monthly for the cumulative impact of any revision in estimates. We determine the percentage of completion of our contracts by comparing costs incurred to date to total estimated costs. Contract costs include all direct labor and expenses related to the contract performance.

   Equipment sales are recognized when the equipment is delivered to the customer or placed into service.

Impairment of Long-Lived Assets

   We continually review the carrying value of long-lived assets, including property and equipment to determine whether there are any indications of impairment losses. Recoverability of long-lived assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

   During 2001, we conducted an impairment review of long-lived assets, primarily storage hardware assets used in delivering our fully managed storage services within our traditional S-POP data centers.

   We calculated the expected net undiscounted cash flows of each S-POP data center to determine which group of assets was impaired. For those assets where impairment was present, a loss was recognized for the difference between the asset carrying values and fair market values. We determined fair market value based on multiple quotes from third party data storage equipment resellers. In conducting the impairment review, we separated assets in production (assets to be held and used) from idle assets (assets to be disposed of).

Allowance for Doubtful Accounts

   We evaluate the collectibility of our accounts receivable based on specific identification of uncollectible accounts. In circumstances where we are aware of a customer's inability to meet its financial obligations to us
(e.g., bankruptcy filings and substantial downgrading of credit scores), we record a specific reserve for bad debts against amounts due, to reduce the net recognized receivable to the amount we reasonably believe will be collected. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), our estimates of the recoverability of amounts due to us could be reduced by a material amount.

Provision for Income Taxes

   We incurred a net taxable loss in 1999, 2000 and 2001, and therefore did not record a provision for income taxes in these periods. As of December 31, 2001, we had a federal and state net operating loss and tax credit carryforwards of $266.1 million, which may be used, subject to limitations, to offset future state and federal taxable income through 2003 and 2021, respectively. We have recorded a valuation allowance against the entire net operating loss and tax credit carryforwards because we are uncertain that we will be able to realize the benefit of the carryforwards before they expire.

Results of Operations

Years ended December 31, 1999 and 2000

    Revenues

   Revenues increased from $6.3 million in 1999 to $48.2 million in 2000. Managed storage service revenues increased from $720,000 in 1999 to $30.7 million in 2000. The increase resulted primarily from the increase in the number of customers in 2000. We had 21 customers under contract to receive our managed storage services at December 31, 1999, and over 170 customers at the end of 2000. Professional service revenues increased from $3.2 million in 1999 to $17.5 million in 2000. The increase resulted primarily from the increase in the number of professional service engagements in 2000. In 2000, we performed professional service engagements for customers of EMC Corporation and Compaq Computer Corp. that accounted for approximately 14% and 12%, respectively, of our total consolidated revenues. Approximately 37% of our revenues in 1999 were represented by data storage equipment sales. During 2000, we had no data storage equipment sales. The relative contributions of each of our segments to our total revenues in 2001 may not be indicative of future periods, however, as we shift the focus of our sales and marketing efforts to selling software and professional services to large enterprise organizations and service providers.

   Cost of Revenues

   Cost of managed storage service revenues increased from $8.4 million in 1999 to $73.0 million in 2000. The opening of 35 additional S-POP data centers in 2000 and the operation of 35, 37, 42 and 51 S-POP data centers during each consecutive quarter of 2000 caused the increase. We had 16 active S-POP data centers at the end of 1999. Accordingly, costs incurred in the operation of an S-POP data center, such as depreciation of capital equipment, personnel costs, networking costs and facility costs were all higher in 2000.

   Cost of professional service revenues increased from $5.3 million in 1999 to $18.9 million in 2000. The increase was caused by an increase in the number of professional services personnel in 2000. Costs of equipment revenues were $2.1 million in 1999. Since we did not sell equipment in 2000, we did not incur the associated costs.

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

  Years ended December 31, 2000 and 2001

   Revenues

   Revenues increased from $48.2 million in 2000 to $123.6 million in 2001.

   Managed storage service revenues increased from $30.7 million in 2000 to $113.5 million in 2001. The increase resulted from more capacity under management. Our customer base in 2001 consisted of companies for whom we managed larger volumes of data, primarily with our back-up services. Accordingly, our average annualized revenue per customer increased each quarter in 2001. One managed storage service customer, Merrill Lynch, accounted for approximately 10% of our total consolidated revenues for the year ended December 31, 2001. Approximately 10% of our total consolidated revenues earned in the year ended December 31, 2001 were recognized from fees paid for non-recurring customer contract renegotiations.

   In addition, in 2001, our new managed storage service customer base consisted of a higher ratio of large enterprise customers to Internet-related companies than in 2000. The capacity under management in hosting service provider S-POP data centers declined in the second half of 2001 as a result of the weakening economy and related decline in demand for services within the data centers of hosting service providers. We anticipate that due to our focus on selling our software and related services, we may encounter longer sales cycles and will incur lower average selling prices per unit. Although we believe that potential profit from these sales is greater than that from our fully managed storage service offerings, we expect that the size of each sale will generally be smaller. Therefore, in 2002, we anticipate that revenues from managed storage services may decrease on a quarterly basis, which may be partially offset by an increase in revenues from sales and licensing of our software and related services.

   Professional service revenues decreased from $17.5 million in 2000 to $10.1 million in 2001. The decrease resulted primarily from the decrease in the number of professional service engagements in 2001. In 2000, we performed subcontracted professional service engagements for customers of EMC Corporation and Compaq Computer Corp. that accounted for approximately 14% and 12%, respectively, of our total consolidated revenues. In the second half of 2001, we focused our professional service organization on delivering higher scale and increased value-added services, and we performed fewer sub-contracting engagements. As a result, we performed fewer overall professional service engagements and our professional service revenues declined. We expect to continue performing direct professional service engagements that are both strategic and provide higher value to the customer. However, these engagements are not as frequent as those that we had performed under various subcontracting agreements with hardware vendors. As such, we do not anticipate immediate growth in revenues from professional services in 2002.

   During 2000 and 2001, we had no data storage equipment sales.

   Cost of Revenues

   Cost of managed storage service revenues increased from $73.0 million in 2000 to $120.2 million in 2001.

   The increase resulted primarily from higher depreciation and equipment maintenance expense related to equipment used in 2001. We had more capacity under management in 2001 than we did in 2000 and needed to procure more data storage capital equipment to satisfy this increase. However, our gross margins from providing managed storage services increased from (137%) in 2000 to (6%) in 2001. We achieved this improvement through greater efficiencies from the equipment deployed and personnel required to manage the 2001 storage capacity. Our STORos operating system allowed our delivery of managed storage services to scale as capacity under management increased. As a result of an impairment recorded in the quarter ended December 31, 2001 (see "Impairment Charge and Other Related Costs" below), the Company recognized a charge of $79.0 million to write-down certain managed storage services assets to fair market value. As a result, the Company expects its depreciation expense to decline in 2002. In addition, we recorded charges related to long-term fiber contracts and other S-POP data center related charges, such as unutilized floor space, that will also reduce the cost of managed storage services in the future.

   Cost of professional service revenues decreased from $18.9 million in 2000 to $7.0 million in 2001. The decrease was caused by a decrease in the number of professional services personnel in 2001. Our professional service organization was scaled down in the second half of 2001 as a result of our performing fewer subcontracting engagements. Subcontracting engagements required us to maintain a large group of consultants due to the unpredictability of the timing and volume of these engagements at any point in time. As a result of a smaller, more focused professional services group, we were able to increase gross margins from professional services from (8%) in 2000 to 31% in 2001.

   Since we did not sell equipment in 2000 and 2001, we did not incur the associated costs.

   Sales and Marketing

   Sales and marketing expenses increased from $54.0 million in 2000 to $56.7 million in 2001. The increase was caused primarily by an increase in the number of sales and marketing personnel in the first half of 2001. Also, because revenues increased during 2001, we incurred higher direct sales-related compensation expenses, such as commissions and fees paid to resellers.

   General and Administrative

   General and administrative expenses increased from $17.9 million in 2000 to $24.7 million in 2001. The increase was primarily caused by higher salary and related costs in 2001 as a result of more general and administrative personnel in the first half of 2001. In addition, we incurred higher insurance costs, professional service fees, and legal costs in 2001, our first full year as a public company, than in 2000. Finally, we incurred higher facilities and related costs in 2001 as we established a new corporate headquarters.

   Research and Development

   Research and development expenses increased from $11.9 million in 2000 to $22.0 million in 2001. The increase was caused primarily by higher salary and related costs in 2001 as a result of more research and development personnel in 2001, specifically within software development. We also incurred higher consulting costs in 2001 as we initiated software development projects relating to the enhancement of our STORos operating system. Consulting costs were significant in the first half of 2001, and were reduced in the second half as we continued to add full-time software development personnel. Depreciation of fixed assets, equipment and maintenance costs all increased in 2001 as we procured equipment used in our development, interoperability and quality assurance activities.

   Amortization of Deferred Stock Compensation

   Amortization of deferred stock compensation decreased from $5.1 million in 2000 to $3.9 million in 2001. The decrease in 2001 resulted from the termination of certain compensatory stock options as a result of employee terminations before such options vested.

   Impairment Charge and Other Related Costs

   In 2001, we recorded asset impairment charges of $79.0 million, or ($0.82) per share, and other one-time charges of $35.4 million, or ($0.37) per share.

   As discussed above, during 2001, demand for services in third party data centers weakened. In addition, we recognized that there was limited demand for fully managed primary data services from enterprise customers.

During the quarter ended December 31, 2001, general economic conditions remained difficult and hosting service providers continued to experience significant financial difficulties. As a result, we focused our sales and marketing efforts on selling software and services to large enterprise organizations. This focus triggered an impairment review of long-lived assets, primarily storage hardware assets used in delivering our fully managed storage services, within our S-POP data centers that are located within third-party hosting centers.

   We calculated the expected net undiscounted cash flows of each S-POP data center to determine which group of assets was impaired. For those assets where impairment was present, a loss was recognized for the difference between the asset carrying values and fair market values. We determined fair market value based on multiple quotes from third party data storage equipment resellers. In conducting the impairment review, we separated assets in production (assets to be held and used) from idle assets (assets to be disposed of). Assets to be held and used and assets to be disposed of accounted for $55.4 million and $23.6 million, respectively, of the total $79.0 million asset impairment charge.

   In addition, as a result of our new focus on selling software and services to large enterprise organizations, we determined that certain assets and future obligations no longer matched the needs of our current enterprise customers or the future direction of the business. Therefore, we recognized a one-time charge of $35.4 million related to the following items: fiber related assets and obligations ($12.4 million), the permanent impairment of strategic investments of privately-held companies with businesses complementary to our fully managed primary storage services ($12.1 million), future commitments for office and S-POP data center floor space ($6.6 million), future commitments for assets related to fully managed primary storage services ($3.0 million) and employee termination costs and other charges ($1.3 million). During the year ended December 31, 2001, we paid $184,000 related to these charges, and had $18.9 million remaining in accrued expenses.

   Interest Income

   Interest income remained unchanged at $15.1 million for 2000 and 2001. A larger average cash and investment balance, offset by lower overall money market and commercial paper interest rates in 2001, caused interest income to remain unchanged.

   Interest Expense

   Interest expense increased from $7.5 million in 2000 to $14.7 million in 2001. The increase resulted from higher capital lease obligations throughout the year under which interest expense was incurred in 2001.

Liquidity and Capital Resources

   At December 31, 2001, we had cash and cash equivalents, including temporarily restricted cash equivalents, of $216.0 million, investments of $72.9 million and working capital of $147.9 million.

   As a result of our initiatives to develop version 5.0 of our STORos software as a stand-alone product and to focus our sales and marketing efforts on large enterprise organizations, we have eliminated strategic investments in privately-held companies with businesses complementary to our fully managed primary storage services, reduced future commitments for office and S-POP data center floor space and reduced headcount. We expect, however, that cash expenditures relating to research and development, including expenditures for software development, will continue to increase.

   We have entered into a number of operating leases for our facilities, which expire from 2002 through 2011. We also lease certain data center infrastructure and equipment under capital leases. The following table sets forth information with respect to our long-term obligations payable in cash as of December 31, 2001 (in thousands):

                                                        Payments Due by Period
                                                        ----------------------
       Contractual Obligations         Less than 1 year 1-3 years    4-5 years After 5 years  Total
       -----------------------         ---------------- ---------    --------- ------------- --------
Long-term debt........................     $    --       $    --      $   --      $    --    $     --
Capital lease obligations.............      54,740        65,024          --           --     119,764
Operating leases......................      11,600        22,723       8,536       13,647      56,506
                                           -------       -------      ------      -------    --------
   Total contractual cash obligations.     $66,340       $87,747      $8,536      $13,647    $176,270
                                           =======       =======      ======      =======    ========

   Net cash used in operating activities totaled $16.0 million in 1999, $90.4 million in 2000 and $48.4 million in 2001. Our use of cash in 1999 and 2000 was primarily attributable to the operating loss generated by our investment in the growth of our business, which included an increase in personnel from nine at the end of 1998 to 276 as of December 31, 1999, to 581 as of December 31, 2000, offset by non-cash charges such as depreciation and amortization and increases in accounts payable and accrued expenses. Our use of cash in 2001 was also primarily attributable to the operating loss generated during the year. Although our operating loss in 2001 was greater than our operating loss in 2000, our operating cash used was significantly less because our operating loss included $114.3 million in asset impairment and other charges that were not represented by cash. Also, depreciation of fixed assets represented a larger percentage of our operating loss in 2001. Finally, we reduced discretionary operating costs, mainly within cost of managed storage services and sales and marketing expenses, during the second half of 2001 while at the same time maintaining a consistent accounts receivable days sales outstanding. However, $18.9 million of the $114.4 million asset impairment and other charges is represented by accrued expenses which will result in a use of cash in future periods.

   Net cash used in investing activities totaled $42.5 million in 1999, $108.1 million in 2000 and $8.6 million in 2001. Our cash used in investing activities in 1999, 2000 and 2001 resulted primarily from our purchase of short-term investments offset by maturities of such investments, the purchase of restricted cash equivalents in order to secure certain lease facilities, as well as additional procurement of capital equipment, principally equipment related to our managed storage services. In addition, in 2000, we made strategic investments in the preferred stock of private companies. We did not make significant strategic investments in the preferred stock of private companies in 2001. Our use of cash in 2001 was primarily attributable to the procurement of capital equipment used in the delivery of our managed storage services. In addition, we redeemed more investments, which we used for operating purposes, than we purchased in 2001. As a result, our total use of cash from investing activities decreased in 2001.

   Net cash provided by financing activities totaled $50.2 million in 1999 and $503.7 million in 2000. In 2001, our net cash used in financing activities totaled $62.7 million. In 1999 we raised $51.0 million from the sale of convertible preferred stock. In 2000, we raised $143.0 million from the sale of convertible preferred stock, $259.9 million from our initial public offering and $116.8 million from our follow-on public offering completed in November 2000. Our use of cash from financing activities in 2001 primarily related to the payment of capital lease obligations. In the quarter ended December 31, 2001, we paid $27.1 million to retire certain equipment lease obligations associated with storage assets before the end of their terms. We did this to have more flexibility with these assets and because we were paying a fixed imputed interest rate that far exceeded our return on our cash. We plan to spend at least $50 million in 2002 in connection with additional early lease terminations.

   We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital, lease terminations and capital expenditures for at least the next twelve months. However, we may need to raise additional funds to finance the expansion of our business with regard to new products or services or the acquisition of complementary businesses or technologies. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

Recent Accounting Pronouncement

   In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets-to Be Disposed Of" (SFAS 144). SFAS 144, which is effective for all quarters in fiscal years beginning after December 15, 2001, establishes accounting and reporting standards for recognizing and measuring the impairment of long-lived assets. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), and Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141). SFAS 142, which is effective for all quarters in fiscal years beginning after December 15, 2001, supercedes APB Opinion No. 17, "Intangible Assets"; however, it carries forward without reconsideration the provisions in APB 17 related to internally developed intangible assets. SFAS 141, which is effective for all quarters in fiscal years beginning after June 30, 2001, supercedes APB Opinion No. 16, "Business Combinations", and amends or supercedes a number of interpretations of APB No. 16. We do not expect the adoption of these standards to have a significant impact on our consolidated financial statements.

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

  We may not successfully produce and sell our enterprise storage resource management software

   Historically, our managed storage services have generated the majority of our revenues. In January, 2002, we announced our intention to transition our business to focus on providing storage management software and services that meet the needs of large enterprise organizations and service providers and to decrease our sales and marketing of our managed storage services. We are also in the process of preparing our existing software, which we currently use in providing our services, for licensing and delivery to customers as a stand-alone product.

   To be successful, this transition will require the successful development of new, independent versions of our software products. These versions may not be available on schedule, or at all, and may not be accepted by customers. This transition will also require changes in many aspects of our operations, including a modification of the function of our engineering department, our revenue recognition policies, our revenue forecasting, our profitability metrics, how we contract with our customers, how we provide support to our customers, how we market and sell our products and services, how we train our sales force, how we utilize third party sales channels, and how we compensate our sales force. If this transition is not successful, our business, operating results and financial condition will be materially and adversely affected.

  We have a limited operating history

   Due to the changing nature of our business, our limited operating history and the emerging nature of our markets, products and services, it is difficult to evaluate our business and prospects. We commenced operations in October, 1998. We began offering our managed data storage services in May, 1999 and derived 12% of our revenues in 1999, 64% of our revenues in 2000, and 92% of our revenues in 2001 from these services. None of our revenues in 2001 was derived from the direct licensing of software products. The enterprise storage resource management software and services markets are relatively new, highly competitive, and may not continue to grow or be sustainable. Potential customers may choose to purchase enterprise storage resource management software and services from a competitor or may choose to develop the software or services themselves. It is possible that our software and services may never achieve significant market acceptance. If these markets do not mature, or develop more slowly than we expect, our business, results of operations and financial condition will be seriously harmed.

   We have incurred losses in each quarter since our inception. We experienced net losses of $23.9 million in 1999, $124.9 million in 2000 and $225.0 million in 2001. As of December 31, 2001, we had an accumulated deficit of $374.3 million. We cannot be certain that our revenues will grow or that we will generate sufficient revenues to achieve profitability. We believe that we will continue to incur losses on a quarterly and annual basis for the foreseeable future. We will need to generate higher revenues in order to achieve and maintain profitability. If our revenues do not grow or grow more slowly, or if our operating or capital expenses increase more than we expect or cannot be further reduced in the event of lower revenues, our business will be materially and adversely affected.

  Our stock price has been volatile and could result in substantial losses of investors

   The market for technology stock has been extremely volatile. The following factors could cause the market price of our common stock in the public market to fluctuate significantly:

    .  the addition or departure of key personnel;

    .  variations in our quarterly operating results;

    . announcements by us or our competitors of the gain or loss of significant contracts, new products or service offerings or enhancements, mergers, acquisitions, joint ventures or capital commitments;

    .  changes in earnings estimates by analysts;

    .  our sales of common stock or other securities in the future;

    .  changes in market valuations of technology companies; and

    .  fluctuations in stock market prices and volumes.

  Our market is highly competitive, and our competition includes established storage hardware and software vendors and service providers against whom we may not be able to compete successfully

   The market in which we operate is highly competitive and is marked by rapid and substantial technological change, the emergence of new competitive companies, products, services and evolving technical standards. To remain competitive, we must develop new products and services and continue to enhance our existing products and services. We may be unsuccessful in our attempts to develop new products or services or new releases or versions that meet the needs of customers. In addition, the introduction of new products and services, or new versions of existing products, may not meet with customer acceptance or may be delayed. We currently face competition from hardware and software vendors whose products compete with our software products and who also provide consulting and related services that compete with our services. Many of these vendors have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than we have. Many of these vendors also have more extensive customer bases, broader customer relationships and broader industry alliances than us, including relationships with many of our current and potential customers. We also face competition from other providers of storage services and may face competition from new entrants to the data storage market.

   Increased competition from any of these sources could result in a loss of customers and market share. Our current and future competitors could introduce products and services with superior features and functionality, and could bundle their services and software with other products in order to compete. Additionally, price competition, particularly from competitors with greater resources, could require us to reduce the prices for our services and software. Any of these results could seriously harm our business and financial condition.

  We might experience significant defects in our products

   In the past, we have utilized our software to manage the delivery of our services to our customers. However, we have never sold our software to customers as independent products, and we may not be successful in developing our software as independent products. Software products frequently contain errors or failures, especially when first introduced or when new versions are released. We might experience significant errors or failures in our products, or they might not work with other hardware or software as expected, which could delay the development or release of new products or new versions of products, or which could adversely affect market acceptance or our products. Our products can be used to manage data critical to organizations. If we were to experience significant delays in the release of new products or new versions of products, or if customers were dissatisfied with product functionality or performance, we could lose revenue or be subject to liability for service or warranty costs and claims, and our business, operating results and financial condition could be adversely affected.

  Certain software is licensed from third parties

   Some of our products contain software licensed from third parties. Some of these licenses may not be available to us in the future or on terms that are acceptable or allow our products to remain competitive. Our inability to use any of this third party software could result in shipment delays, delays in the development of future products or enhancements of existing products, or other disruptions in our business, which could materially and adversely affect our business, financial condition and operating results.

  We rely on enterprise transactions

   We market our services and intend to market our products to large enterprise customers. However, we may not successfully be able to market and sell our software or services to such customers. Such failure could seriously harm our business, operating results and financial condition. Our operating results are sensitive to the timing of such orders. Such orders are difficult to manage and predict, because:

    . The sales cycle is typically lengthy, generally lasting six to twelve months, and varies substantially from transaction to transaction;

    . Enterprise license transactions often include multiple elements such as product licenses and service and support;

    . Recognition of revenue from enterprise license transactions may vary from transaction to transaction;

    . They typically involve significant technical evaluation and commitment of resources; and

    . Customers' internal procedures frequently cause delays in orders. Such internal procedures include approval of capital expenditures, implementation of new technologies within their networks, and testing new technologies that affect key operations.

   Many of the large organizations that we target as customers have lowered their rate of spending on enterprise software. Due to the large size of enterprise transactions, if orders forecasted for a specific transaction for a particular quarter are not realized in that quarter, our operating results for that quarter may be seriously harmed.

  We may rely on indirect sales channels

   As we develop and market our software products, we may rely on distributors, systems integrators, other software makers, and hardware vendors for the marketing and distribution of our products. Agreements with such resellers may not be exclusive and may be terminable by either party without cause. These resellers might also market products that are competitive with ours. The development of business relationships with resellers will require a significant amount of resources. Any failure of these reseller arrangements, or any failure to develop such reseller arrangements, could have a materially adverse effect on our business, financial conditions and operating results.

  A class action lawsuit has been filed against us, and additional suits may be filed, which may result in litigation that is costly to defend and the outcome of which may harm our business

   We and several of our officers are named as defendants in a purported class action complaint that has been filed on behalf of certain persons who purchased our common stock between June 30, 2000 and December 6, 2000. This complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended. This complaint primarily alleges that there was undisclosed compensation received by our underwriters from purchasers of our common stock in connection with our initial public offering.

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

  Our growth strategy will be unsuccessful if we are unable to develop and protect our proprietary technology

   A key component of our growth strategy is to further develop our proprietary software. Our continued expansion and development of our operations will depend on, among other things, our ability to produce software that can be sold as products independent of our services, as well as to develop new products.

   We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We do not have any significant issued patents and have filed only a limited number of patent applications with respect to our data storage software and services. We cannot be certain that our current patent applications or any future application will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent issued to us will afford us a competitive advantage. Our intellectual property may be subject to even greater risk in foreign jurisdictions. The laws of many countries do not protect proprietary rights to the same extent as the laws of the United States.

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

  Any failure of our products and services could lead to significant costs, service disruptions and data loss, which could reduce our revenues and harm our business and reputation

   To be successful, we must provide our customers with secure, efficient and reliable enterprise storage resource management software and managed data storage services. To meet these customer requirements, we must protect our software and services against failure caused by occurrences such as:

    .  Product error;

    .  design flaws;

    .  human error;

    .  physical or electronic security breaches;

    .  fire, earthquake, flood and other disasters;

    .  power loss; and

    .  sabotage, vandalism and terrorism.

   The failure of our software to operate as we warrant or the occurrence of a natural disaster or other unanticipated problem at one or more of our S-POP data centers could result in lack of performance, service interruptions, significant damage to equipment or loss or unavailability of customer data, which could adversely affect our reputation, our ability to attract new customers and the value of our stock. We may also be subject to legal actions by our customers. Any significant product errors or design flaws or any widespread loss of services would slow the adoption of our products and services and cause damage to our reputation, which would seriously harm our business.

  Our revenues will not continue to grow, our costs will increase, and our reputation will be damaged if we are not able to deliver our products and services in accordance with our contracts with our customers

   Because our services contracts provide customers credits against a portion of their monthly service fees if our managed data storage services do not achieve specified performance levels of data availability, successfully completed back-ups and data security, we will lose revenues and may experience a decrease in customer satisfaction if our services and software do not perform as we expect. Our failure to satisfy our customers could damage our reputation, significantly reduce demand for our services, and cause us to receive lower fees than expected and incur unforeseen costs to remedy our shortfalls.

  Quarterly and annual operating results and revenue are subject to fluctuations caused by many factors, which may cause our stock price to decline and could cause long-term harm to our business

   Quarterly and annual results of operations are affected by a number of factors, which in turn could adversely affect our revenue, profitability or cash flow in the future and could cause serious harm to our business. These factors include:

    . Our success at marketing and selling our software and services, and customers' reactions to our new software products;

    .  success in expanding and adapting our sales and marketing programs;

    . financial condition of our customers and customers' demand for and implementation of our products and services;

    .  length of sales cycle;

    .  general economic conditions;

    .  price and product competition;

    .  ability to introduce new or enhanced products and services;

    .  market acceptance of our or our competitors' new products and services;

    .  ability to control costs;

    .  new hardware and software technologies;

    .  size and timing of licensing and services transactions;

    .  ability to retain qualified personnel;

    .  changes in pricing policies;

    .  quality control of our products and services;

    . acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies;

    .  acts of terrorism and acts of war;

    . temporary shortages or interruptions in supply of storage hardware and software; and

    .  natural disasters in the geographic markets in which we operate.

  If any of our business relationships with hosting service providers, hardware and software vendors and other service providers and suppliers terminate or do not develop, our revenues could be adversely affected

   We have formed business relationships, both formally and informally, with various hosting service providers, hardware and software vendors and other service providers and suppliers for joint marketing and sales activities. We may also need to develop relationships with third party hardware and software vendors to sell our software products. If we are unable to develop or maintain such relationships, our potential future software revenues could be adversely affected.

   For example, Exodus Communications, Inc. ("Exodus"), with whom we had a joint marketing and services agreement, filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code on September 26, 2001. Under the terms of our agreement with Exodus, we provide services to customers inside Exodus data centers, and Exodus generally invoices the customers for these services. On February 1, 2002, Exodus completed the sale of a substantial part of its business to Cable & Wireless plc (and Digital Island, Inc., a wholly-owned subsidiary of Cable & Wireless). As part of this acquisition, Cable & Wireless has assumed the joint marketing and services agreement, and we intend to continue to provide services to customers under that agreement. The closing of the acquisition by Cable & Wireless also triggered Exodus' obligation to pay us for pre-bankruptcy petition services that had previously been unpaid as a result of Exodus' bankruptcy filing, and we have received such payment in full.

   As a result of the change of ownership from Exodus to Cable & Wireless, some of these customers may move their business to data center hosting companies with whom we do not have a relationship. In addition, these customers may otherwise cease using our services, and Cable & Wireless may otherwise not fulfill its obligations under our agreement with Exodus, including the failure of certain Exodus subsidiaries to fulfill obligations under the agreement. If our relationship with Cable & Wireless is terminated, or if we are otherwise unable to collect revenue from Cable & Wireless, its subsidiaries, or from these customers, our business and results of operations would be substantially harmed.

  Our software and services may become obsolete if we do not respond rapidly to technological and market changes

   The data storage software and managed data storage services markets are and will continue to be characterized by rapid technological change and frequent new product and service introductions. We may be unable to respond quickly or effectively to these developments. If competitors introduce products, services or technologies that are better than ours or that gain greater market acceptance, or if new industry standards emerge, our software and services may become obsolete, which would materially harm our business and results of operations. In developing our software and services, we have made, and will continue to make, assumptions about the standards that our customers and competitors may adopt. If the standards adopted are different from those that we may now or in the future promote or support, market acceptance of our software and services may be significantly reduced or delayed, and our business will be harmed. In addition, the introduction of products or services incorporating new technologies and the emergence of new industry standards could render our existing products and services obsolete. The development of new or enhanced products and services is a complex and uncertain process that requires the accurate anticipation of technological and market trends.

   We currently plan to introduce and market several potential new products in the next twelve months. Some of our competitors currently offer certain of these potential new products or products similar to these potential new products. Such potential new products are subject to significant technical risks. We may fail to introduce such potential new products on a timely basis or at all. If potential new products are delayed or do not achieve market acceptance, our business, operating results and financial condition would be seriously harmed.

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

  Our revenues could decline if our customers do not renew our services or if the rates we charge for services are reduced

   We provide our managed data storage services through service level agreements with our customers. We have little historical information with which to forecast future demand for our services from our existing customer base after existing contracts expire. If our customers elect not to renew our services, our revenues will be reduced and our business and financial results may suffer. As the data storage hardware, software and services market continues to experience increased competition and price pressure, we will continue to experience pressure to decrease the fees for our services, which could adversely affect our revenues and our gross margin.

  A portion of our current customers are Internet-based businesses that may not pay us for our services on a timely basis and that may not succeed over the long term

   Approximately 36% of our revenues recognized in 2001 were derived from customers that are Internet-based businesses, and a portion of our future managed storage services revenues will be derived from this customer base. The unproven business models of some of these customers make their continued financial viability uncertain. Given the short operating history and emerging nature of many of these businesses, some of our customers have encountered financial difficulties and failed to pay for our services or substantially delayed payment and there is a risk that more of these customers will encounter similar difficulties. The failure of any of our customers to pay our fees on a timely basis or to continue to purchase our services in accordance with their contractual commitments could adversely affect our revenue collection periods, revenues and other financial results.

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

Item 7.A.  Quantitative and Qualitative Disclosures about Market Risk

   Nearly all of our revenues to date have been denominated in U.S. dollars and are primarily from customers located in the United States. Although we have S-POP data centers and sales offices located outside the United States, revenues from international customers to date have not been significant. We incur costs for our overseas offices in the local currency of those offices for staffing, rent, telecommunications and other services. As a result, our operating results could become subject to fluctuations based upon changes in the exchange rates of those currencies in relation to the U.S. dollar. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and, when appropriate, use financial hedging techniques to minimize the effect of these fluctuations in the future. We do not currently utilize any derivative financial instruments or derivative commodity instruments.

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

Item 8.  Financial Statements

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors...................................................................... 26
Consolidated balance sheets at December 31, 2000 and 2001........................................... 27
Consolidated statements of operations for the years ended December 31, 1999, 2000 and 2001.......... 28
Consolidated statements of stockholders' equity for the years ended December 31, 1999, 2000 and 2001 29
Consolidated statements of cash flows for the years ended December 31, 1999, 2000 and 2001.......... 30
Notes to consolidated financial statements.......................................................... 31

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
StorageNetworks, Inc.

   We have audited the accompanying consolidated balance sheets of StorageNetworks, Inc. (the Company) as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of StorageNetworks, Inc. at December 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          /s/ Ernst & Young LLP

Boston, Massachusetts
January 28, 2002

                             StorageNetworks, Inc.

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                          December 31,
                                                                                      --------------------
                                                                                        2000       2001
                                                                                      ---------  ---------
                                       ASSETS
CURRENT ASSETS:
   Cash and cash equivalents......................................................... $ 304,861  $ 185,834
   Short-term investments............................................................    84,767     42,978
   Accounts receivable, net of allowance for doubtful accounts of $307 and $2,161 at
     December 31, 2000 and 2001......................................................     7,886     13,735
   Prepaid expenses and other current assets.........................................    10,044      9,407
                                                                                      ---------  ---------
       Total current assets..........................................................   407,558    251,954
   Property and equipment, net.......................................................   135,867     67,074
   Restricted cash equivalents.......................................................    32,133     30,158
   Rights to use fiber optic capacity................................................     7,595         --
   Cost method investments...........................................................    11,083         --
   Non-current investments...........................................................        --     29,937
   Other assets......................................................................     8,377      5,618
                                                                                      ---------  ---------
       Total assets.................................................................. $ 602,613  $ 384,741
                                                                                      =========  =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable.................................................................. $   3,746  $   3,821
   Accrued expenses..................................................................    23,134     50,259
   Deferred revenue..................................................................     5,938      5,868
   Capital lease obligations.........................................................    36,617     44,063
                                                                                      ---------  ---------
       Total current liabilities.....................................................    69,435    104,011
Capital lease obligations, less current portion......................................    94,050     60,512
Commitments and contingencies........................................................
STOCKHOLDERS' EQUITY:
   Common stock, par value $.01; 600,000,000 shares authorized; 95,362,730 and
     97,810,286 shares issued and outstanding at December 31, 2000 and 2001
     respectively....................................................................       954        978
   Less treasury stock, at cost, 25,000 shares.......................................        --       (200)
   Additional paid-in capital........................................................   601,649    597,938
   Deferred stock compensation.......................................................   (13,754)    (4,638)
   Accumulated other comprehensive income............................................      (406)       428
   Accumulated deficit...............................................................  (149,315)  (374,288)
                                                                                      ---------  ---------
       Total stockholders' equity....................................................   439,128    220,218
                                                                                      ---------  ---------
       Total liabilities and stockholders' equity.................................... $ 602,613  $ 384,741
                                                                                      =========  =========


         See accompanying notes to consolidated financial statements.

                             StorageNetworks, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                             Year ended December 31,
                                                                         ------------------------------
                                                                           1999       2000       2001
                                                                         --------  ---------  ---------
REVENUES:
   Managed storage service revenues..................................... $    720  $  30,733  $ 113,496
   Professional service revenues........................................    3,203     17,485     10,129
   Equipment revenues...................................................    2,335         --         --
                                                                         --------  ---------  ---------
       Total revenues...................................................    6,258     48,218    123,625
COSTS AND EXPENSES:
   Cost of managed storage service revenues.............................    8,400     72,961    120,232
   Cost of professional service revenues................................    5,343     18,928      6,982
   Cost of equipment revenues...........................................    2,111         --         --
   Sales and marketing..................................................    7,304     53,986     56,695
   General and administrative...........................................    5,558     17,882     24,712
   Research and development.............................................    1,133     11,872     21,964
   Amortization of deferred stock compensation*.........................    1,301      5,061      3,866
   Impairment charge and other related costs............................       --         --    114,449
                                                                         --------  ---------  ---------
       Total costs and expenses.........................................   31,150    180,690    348,900
                                                                         --------  ---------  ---------
Loss from operations....................................................  (24,892)  (132,472)  (225,275)
Interest income.........................................................    1,371     15,120     15,144
Interest expense........................................................     (393)    (7,513)   (14,682)
Other income (expense)..................................................       --         --       (160)
                                                                         --------  ---------  ---------
       Net loss......................................................... $(23,914) $(124,865) $(224,973)
                                                                         ========  =========  =========
Net loss per share -- basic and diluted................................. $  (0.98) $   (2.12) $   (2.33)
Weighted average common shares outstanding..............................   24,407     58,888     96,698

* Amortization of deferred stock compensation consists of the following:
Cost of managed storage service revenues................................ $     71  $     495  $     510
Cost of professional service revenues...................................      229        488        199
Sales and marketing.....................................................      603      1,653      1,118
General and administrative..............................................      251        579        398
Research and development................................................      147      1,846      1,641
                                                                         --------  ---------  ---------
                                                                         $  1,301  $   5,061  $   3,866
                                                                         ========  =========  =========



         See accompanying notes to consolidated financial statements.

                             StorageNetworks, Inc.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                (in thousands)

                                                                Series A                       Series C      Series D
                                                 Common         Preferred       Series B       Preferred     Preferred
                                                 Stock            Stock      Preferred Stock     Stock         Stock
                                              ------------   --------------  --------------  ------------  ------------
                                                      Par             Par              Par            Par           Par
                                              Shares Value   Shares  Value   Shares   Value  Shares  Value Shares  Value
                                              ------ -----   ------  ------  -------  -----  ------  ----- ------  -----
  BALANCE AT DECEMBER 31, 1998............... 24,400 $244     4,500  $   45
Issuance of Series A preferred stock.........                   500       5
Issuance of Series B preferred stock, net....                                 10,163  $ 102
Issuance of common stock in connection with
 exercise of stock options...................    132    1
Deferred stock compensation expense..........
Amortization of deferred stock compensation..
Cancellation of compensatory stock options...
Net loss.....................................
                                              ------ ----    ------  ------  -------  -----  ------  ----  ------  ----
  BALANCE AT DECEMBER 31, 1999............... 24,532  245     5,000      50   10,163    102
Issuance of Series C preferred stock.........                                                 6,013  $ 60
Issuance of Series D preferred stock.........                                                               1,758  $ 18
Issuance of Series D preferred stock warrants
Issuance of common stock in connection with
 the initial public offering, net............ 64,459  645    (5,000)    (50) (10,163)  (102) (6,013)  (60) (1,758)  (18)
Issuance of common stock in connection with
 the secondary offering, net.................  3,600   36
Issuance of common stock in connection with
 exercise of stock options...................  1,984   20
Issuance of common stock in connection with
 exercise of warrants........................    788    8
Deferred stock compensation expense..........
Amortization of deferred stock compensation..
Cancellation of compensatory stock options...
Net loss.....................................
Translation adjustment.......................
                                              ------ ----    ------  ------  -------  -----  ------  ----  ------  ----
  BALANCE AT DECEMBER 31, 2000............... 95,363  954        --     --        --     --      --    --      --    --
Issuance of common stock in connection with
 exercise of stock options...................  2,420   24
Issuce of common stock in connection with
 exercise of warrants........................     28   --
Purchase of treasury stock...................
Amortization of deferred stock compensation..
Cancellation of compensatory stock options...
Offering costs...............................
Net loss.....................................
Translation adjustment.......................
                                              ------ ----    ------  ------  -------  -----  ------  ----  ------  ----
  BALANCE AT DECEMBER 31, 2001............... 97,811 $978        --  $   --       --  $  --      --   $--      --  $ --
                                              ====== ====    ======  ======  =======  =====  ======  ====  ======  ====

                                                Treasury
                                                  Stock                            Accumulated
                                              ------------                            Other                    Total
                                                      Par               Deferred      Comp.    Accumulated Stockholder's
                                              Shares Value    APIC    Compensation   Income      Deficit     Equity -
                                              ------ -----  --------  ------------ ----------- ----------- -------------
  BALANCE AT DECEMBER 31, 1998...............               $  9,992    $ (1,077)               $    (536)   $   8,668
Issuance of Series A preferred stock.........                    995                                             1,000
Issuance of Series B preferred stock, net....                 49,849                                            49,951
Issuance of common stock in connection with
 exercise of stock options...................                      3                                                 4
Deferred stock compensation expense..........                 20,806     (20,806)                                   --
Amortization of deferred stock compensation..                              1,300                                 1,300
Cancellation of compensatory stock options...                   (703)        703                                    --
Net loss.....................................                                                     (23,914)     (23,914)
                                                --   -----  --------    --------      -----     ---------    ---------
  BALANCE AT DECEMBER 31, 1999...............                 80,942     (19,880)                 (24,450)      37,009
Issuance of Series C preferred stock.........                102,940                                           103,000
Issuance of Series D preferred stock.........                 39,982                                            40,000
Issuance of Series D preferred stock warrants                  3,546                                             3,546
Issuance of common stock in connection with
 the initial public offering, net............                258,141                                           258,556
Issuance of common stock in connection with
 the secondary offering, net.................                115,886                                           115,922
Issuance of common stock in connection with
 exercise of stock options...................                  1,285                                             1,305
Issuance of common stock in connection with
 exercise of warrants........................                     (8)                                               --
Deferred stock compensation expense..........                    580        (580)                                   --
Amortization of deferred stock compensation..                              5,061                                 5,061
Cancellation of compensatory stock options...                 (1,645)      1,645                                    --
Net loss.....................................                                                    (124,865)    (124,865)
Translation adjustment.......................                                         $(406)                      (406)
                                                --   -----  --------    --------      -----     ---------    ---------
  BALANCE AT DECEMBER 31, 2000...............   --      --   601,649     (13,754)      (406)     (149,315)     439,128
Issuance of common stock in connection with
 exercise of stock options...................                  2,190                                             2,214
Issuce of common stock in connection with
 exercise of warrants........................                     --                                                --
Purchase of treasury stock...................   25   $(200)                                                       (200)
Amortization of deferred stock compensation..                              3,866                                 3,866
Cancellation of compensatory stock options...                 (5,250)      5,250                                    --
Offering costs...............................                   (651)                                             (651)
Net loss.....................................                                                    (224,973)    (224,973)
Translation adjustment.......................                                           834                        834
                                                --   -----  --------    --------      -----     ---------    ---------
  BALANCE AT DECEMBER 31, 2001...............   25   $(200) $597,938    $ (4,638)     $ 428     $(374,288)   $ 220,218
                                                ==   =====  ========    ========      =====     =========    =========

         See accompanying notes to consolidated financial statements.

                             StorageNetworks, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                              Year ended December 31,
                                                                                          ------------------------------
                                                                                            1999      2000       2001
                                                                                          --------  ---------  ---------
OPERATING ACTIVITIES:
Net loss................................................................................. $(23,914) $(124,865) $(224,973)
Adjustments to reconcile net loss to net cash used in operating activities:
  Impairment charges and other related costs.............................................       --         --    114,265
  Depreciation and amortization..........................................................    1,796     23,988     53,739
  Amortization of deferred stock compensation............................................    1,301      5,061      3,866
  Issuance of stock warrants.............................................................       --      3,546         --
  Other non-cash charges.................................................................       --         --        156
  Changes in operating assets and liabilities:...........................................
    Accounts receivable..................................................................   (2,626)    (4,719)    (5,663)
    Inventory............................................................................      201         --         --
    Prepaid expenses and other current assets............................................   (1,432)    (8,545)      (116)
    Other assets.........................................................................     (317)    (7,660)     2,351
    Accounts payable.....................................................................    3,094        652         83
    Accrued expenses.....................................................................    5,575     17,052      8,146
    Deferred revenue.....................................................................      313      5,128       (303)
                                                                                          --------  ---------  ---------
       Net cash used in operating activities.............................................  (16,009)   (90,362)   (48,449)
INVESTING ACTIVITIES:
  Net purchases of property and equipment................................................   (7,292)   (15,254)   (21,276)
  Purchases of investments...............................................................  (49,676)  (292,161)  (207,090)
  Proceeds from maturities of investments................................................   14,874    242,196    219,786
  Purchases of cost method investments...................................................       --    (11,083)    (2,000)
  (Purchase) redemption of restricted cash equivalents...................................     (359)   (31,774)     1,975
                                                                                          --------  ---------  ---------
  Net cash used in investing activities..................................................  (42,453)  (108,076)    (8,605)
FINANCING ACTIVITIES:....................................................................
  Proceeds from issuance of common stock.................................................       --    376,673         --
  Proceeds from exercise of stock options................................................        4      1,305      2,214
  Proceeds from issuance of preferred stock..............................................   51,000    143,000         --
  Acquisition of treasury stock..........................................................       --         --       (200)
  Offering costs.........................................................................      (49)    (2,195)      (651)
  Payments of capital lease obligations..................................................     (760)   (15,091)   (64,083)
                                                                                          --------  ---------  ---------
  Net cash provided by (used in) financing activities....................................   50,195    503,692    (62,720)
                                                                                          --------  ---------  ---------
  Net increase (decrease) in cash and cash equivalents...................................   (8,267)   305,254   (119,774)
  Effect of exchange rates on cash and cash equivalents..................................       --       (406)       747
  Cash and cash equivalents at beginning of year.........................................    8,280         13    304,861
                                                                                          --------  ---------  ---------
  Cash and cash equivalents at end of year............................................... $     13  $ 304,861  $ 185,834
                                                                                          ========  =========  =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest................................................. $    393  $   6,808  $  15,387
                                                                                          ========  =========  =========
Supplemental disclosures of non-cash financing activity:
  Capital lease obligations incurred in connection with the purchase of property and equipment............................................................................. $ 20,124  $ 118,629  $  45,028
                                                                                          ========  =========  =========
Capital lease obligations incurred in connection with the purchase of rights to use fiber
 optic capacity.......................................................................... $    900  $   6,865  $   2,398
                                                                                          ========  =========  =========

         See accompanying notes to consolidated financial statements.

                             StorageNetworks, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2001

1.  Business

   StorageNetworks, Inc. (the "Company") is a leading provider of data storage management services and developer of data storage management software. The Company provides both managed storage services, which includes its PACS storage services, STORmanage storage services, and STORfusion storage services, as well as professional services, to its customers. The Company's proprietary software and data storage management services enable its customers to deliver cost-effective solutions to store, manage and protect information. The Company's professional services assist customers in assessing their data storage needs and designing appropriate data storage systems.

2.  Summary of Significant Accounting Policies

  Basis of Presentation

   The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition

   Revenues consist of (i) fees from customer use of the Company's managed storage services, which include PACS storage services, STORmanage storage services, and STORfusion storage services, (ii) professional services fees, and
(iii) proceeds from data storage equipment sales to customers. Revenues are recognized in accordance with the guidance of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," when all of the following conditions are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collection is reasonably assured.

   Revenues from the Company's PACS and STORmanage storage services primarily include monthly service fees charged on a per usage basis and are recognized as the managed storage services are provided.

   The Company's STORfusion services include fees for launch and enablement services and monthly service fees. Revenues from launch and enablement services are recognized ratably over the period the services are provided. Monthly service fees are charged on a per usage basis and are recognized as the managed storage services are provided.

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

                             StorageNetworks, Inc.

  Cash Equivalents

   Cash equivalents consist of highly liquid investments with maturities of 90 days or less at the time of purchase. As of December 31, 2000 and 2001, cash equivalents consisted principally of money market funds.

  Restricted Cash Equivalents

   Restricted cash equivalents represent amounts that are restricted as to their use in accordance with financing and leasing arrangements.

  Investments

   The Company classifies its short and long-term investments as held to maturity in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Investments in Debt and Equity Securities." Such investments are carried at amortized cost, which approximates market value. The Company reviews investments on a quarterly basis for reductions in market value that are other than temporary. When such reductions occur, the cost of the investment is adjusted to its fair value.

   Cost method investments represent a less than 20% ownership share in the preferred stock of privately held companies.

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

   The Company's customer base is primarily composed of businesses throughout the United States. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential losses. One managed storage service customer accounted for 10% of the Company's consolidated total revenues for the year ended December 31, 2001. Revenues earned from two professional services customers for which the Company had sub-contracting agreements accounted for 14% and 12%, respectively, of the Company's consolidated total revenues for the year ended December 31, 2000. One of those professional services customers accounted for approximately 40% of the Company's consolidated total revenues for the year ended December 31, 1999.

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

                             StorageNetworks, Inc.

  Stock-Based Compensation

   The Company accounts for its stock-based compensation plans utilizing the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation" ("SFAS 123").

  Impairment of Long-Lived Assets

   The Company continually reviews the carrying value of long-lived assets, including property and equipment, to determine whether there are any indications of impairment losses. Recoverability of long-lived assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

  Software Development Costs

   Under Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model, which is typically demonstrated by initial beta shipment. As of December 31, 2001 all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

  Advertising Expenses

   All advertising costs are expensed as incurred. Advertising costs were not material for the year ended December 31, 1999. The Company incurred $5.6 million and $1.2 million in advertising costs during the years ended December 31, 2000 and 2001.

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

                             StorageNetworks, Inc.

3.  Investments

   Investments consist of the following (in thousands):

                                                                    December 31, 2000
                                                         ---------------------------------------
                                                                   Gross      Gross    Estimated
                                                                 Unrealized Unrealized   Fair
                                                          Cost     Gains      Losses     Value
                                                         ------- ---------- ---------- ---------
U.S. government securities due within one year.......... $42,500    $--        $--      $42,500
Corporate notes due within one year.....................  42,267     --         --       42,267
                                                         -------    ---        ---      -------
Total debt securities included in short-term investments $84,767    $--        $--      $84,767
                                                         =======    ===        ===      =======

                                                                     December 31, 2001
                                                          ---------------------------------------
                                                                    Gross      Gross    Estimated
                                                                  Unrealized Unrealized   Fair
                                                           Cost     Gains      Losses     Value
                                                          ------- ---------- ---------- ---------
U.S. government securities due within one year........... $31,058    $--         $--     $31,058
Corporate notes due within one year......................  11,920     --          --      11,920
                                                          -------    ---        ----     -------
Total debt securities included in short-term investments. $42,978    $--         $--     $42,978
                                                          =======    ===        ====     =======
U.S. government securities due within two years..........  19,133     --          --      19,133
Corporate notes due within two years.....................  10,804     --          --      10,804
                                                          -------    ---        ----     -------
Total debt securities included in non-current investments $29,937    $--         $--     $29,937
                                                          =======    ===        ====     =======

4.  Property and Equipment

   Property and equipment consist of the following (in thousands):

                                                         2000      2001
                                                       --------  --------
     Managed storage service equipment................ $151,163  $ 60,011
     Furniture, fixtures, computer equipment and other    7,843     9,778
     Leasehold improvements...........................    2,377     9,845
                                                       --------  --------
                                                        161,383    79,634
     Less accumulated depreciation....................  (25,516)  (12,560)
                                                       --------  --------
                                                       $135,867  $ 67,074
                                                       ========  ========

   Depreciation expense amounted to $1.7 million, $23.8 million and $53.1 million in 1999, 2000 and 2001, respectively.

   Included in the December 31, 2000 and 2001 amounts above are property and equipment under capital leases with an adjusted cost basis of $126.4 million and $40.9 million and accumulated depreciation of $20.9 million and $7.9 million, respectively.

                             StorageNetworks, Inc.

5.  Accrued Expenses

   Accrued expenses consist of the following (in thousands):

                                                2000    2001
                                               ------- -------
                 Accrued bonuses.............. $ 9,316 $ 7,345
                 Accrued restructuring charges      --  18,903
                 Accrued other................  13,818  24,011
                                               ------- -------
                                               $23,134 $50,259
                                               ======= =======

6.  Stockholders' Equity

  Common Stock

   The Company has authorized 600,000,000 shares of common stock, $.01 par value. The voting, dividend and liquidation rights of the holders of common stock are subject to, and qualified by, the rights of the holders of preferred stock. The holders of common stock are entitled to one vote for each share held. The Board of Directors (the "Board") may declare dividends subject to preferential dividend rights of any outstanding preferred stock. Holders of common stock are entitled to receive all assets available for distribution on the dissolution or liquidation of the Company, subject to any preferential rights of any outstanding preferred stock.

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

  Stock Option Plans

   The Company has adopted the StorageNetworks, Inc. Amended and Restated 1998 Stock Incentive Plan, the 2000 Stock Plan and the 2000 Non-Employee Director Option Plan (collectively, the "Stock Plans"), which are administered by the Board. Under the terms of the Stock Plans, the Board may grant stock awards to officers, employees and consultants of the Company. The Stock Plans permit the grant of incentive stock options and nonqualified stock options. As of December 31, 2001, the Company has reserved 21,818,601 shares of common stock for issuance under the Stock Plans. Incentive stock options may not be granted at less than 100% of the fair market value of the common stock on the date of the grant and may not expire more than ten years from the date of the grant. Stock options granted under the Stock Plans generally will become exercisable over a four-year period unless the Board specifies a different vesting schedule. The Stock Plans have a term of ten years, subject to earlier termination or amendment by the Board, and options outstanding under the Stock Plans prior to its termination remain outstanding after such termination.

                             StorageNetworks, Inc.

  2000 Employee Stock Purchase Plan

   The 2000 Employee Stock Purchase Plan (the "2000 Stock Purchase Plan") was adopted by the Board and approved by our Stockholders in March 2000. The 2000 Stock Purchase Plan authorizes the issuance of up to a total of 10,000,000 shares of common stock to the Company's participating employees.

   The following table presents the activity of the Stock Plans for the periods ended December 31, 1999, 2000 and 2001:

                                            1999                 2000                 2001
                                    -------------------- -------------------- --------------------
                                                Weighted             Weighted             Weighted
                                                Average              Average              Average
                                                Exercise             Exercise             Exercise
                                      Shares     Price     Shares     Price     Shares     Price
                                    ----------  -------- ----------  -------- ----------  --------
Outstanding options at beginning of
  year.............................  2,266,000   $0.03    9,126,000   $ 0.73   9,969,030   $10.07
Granted............................  9,664,000    0.70    3,665,650    27.34  12,088,161     7.76
Exercised..........................   (131,500)   0.03   (1,984,337)    0.66  (2,419,938)    0.71
Cancelled.......................... (2,672,500)   0.04     (838,283)    6.06  (7,225,070)   11.04
                                    ----------   -----   ----------   ------  ----------   ------
Outstanding options at end of year.  9,126,000   $0.73    9,969,030   $10.07  12,412,183   $ 9.07
                                    ==========   =====   ==========   ======  ==========   ======
Exercisable at end of year.........     43,000   $0.34    1,035,213   $ 2.13   1,901,458   $11.69
                                    ==========   =====   ==========   ======  ==========   ======
Available for grant at end of year.  1,662,500           10,835,133            9,406,418
                                    ==========           ==========           ==========

   The following table summarizes information about the Company's stock options at December 31, 2001:

               Stock Options Outstanding     Stock Options Exercisable
            -------------------------------- -------------------------
                         Weighted   Weighted                 Weighted
                          Average   Average                  Average
              Number    Contractual Exercise   Number        Exercise
            Outstanding Life (yrs)   Price   Exercisable      Price
            ----------- ----------- -------- -----------     --------
              9,909,897     8.2     $  4.50   1,308,302      $  3.99
              1,936,411     7.8       18.39     432,900        17.46
                 42,500     7.9       25.07      10,624        25.07
                444,875     8.5       55.00     121,496        55.00
                 67,750     8.5       84.50      23,403        84.50
                  8,750     4.8      102.80       2,733       102.80
                  2,000     8.5      115.13       2,000       115.13
             ----------                       ---------
             12,412,183     8.2     $  9.07   1,901,458      $ 11.69
             ==========                       =========

  Stock-Based Compensation

   As discussed in Note 2, the Company applies APB 25 and related interpretations in accounting for its Stock Plans. For the years ended December 31, 1999, and 2000, the Company recorded $20.8 million and $580,000 in deferred compensation for options to purchase common stock granted at exercise prices determined to be below the fair value of common stock. Compensation expense of $1.3 million, $5.1 million and $3.9 million was recognized during the years ended December 31, 1999, 2000 and 2001. As required under SFAS 123, the following pro forma net loss and net loss per share presentations reflect the amortization of the option grant fair value as expense. For purposes of this disclosure, the estimated fair value of the options is amortized to expense

                             StorageNetworks, Inc.

over the options' vesting periods. The Company's pro forma information follows for the year ended December 31, 1999, 2000 and 2001 (in thousands, except per share amounts):

                                                    1999      2000       2001
                                                  --------  ---------  ---------
Pro forma net loss............................... $(23,816) $(140,111) $(253,635)
Pro forma net loss per share -- basic and diluted $  (0.98) $   (2.38) $   (2.62)

   The fair value of each option is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

                                                      1999   2000  2001
       Stock Options:                                 ----- ------ -----
       Expected term (years).........................   4.0    3.7   4.8
       Risk-free interest rate (%)...................   5.5    6.2   4.3
       Expected volatility (%).......................    --    147   136
       Dividend yield (%)............................     0      0     0
       Weighted average fair value of options granted $2.61 $22.69 $6.82

   The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures in future years as the periods presented include only one, two and three years of option grants under the Stock Plans.

  Stock Warrants

   At December 31, 2001, there were warrants outstanding to purchase 80,000 shares of common stock with an exercise price of $22.75 per share. The warrants expired on March 1, 2002.

   On February 29, 2000, the Company issued warrants to three customers to purchase 810,000 shares of preferred stock, that converted to warrants to purchase 810,000 shares of common stock upon the completion of the Company's
IPO in July 2000, at $22.75 per share. The fair value of the warrants was determined to be $3.5 million and was calculated using the Black-Scholes option pricing model with the following assumptions: volatility--95%, dividends--none, expected life-- 1/4/ year, risk-free interest rate--5.5%. All of the warrants were immediately exercisable. Warrants with a fair value of $1.9 million issued to customers with non-cancelable managed services contracts have been deferred and will be amortized over the contract term and had a balance of $788,000 at December 31, 2001. The remaining warrants with a fair value of $1.7 million are included in sales and marketing expenses for the year ended December 31, 2000. /

7.  Income Taxes

   As of December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $266.1 million. The net operating loss carryforwards will expire at various dates beginning in the years 2003 through 2021 if not utilized.

                             StorageNetworks, Inc.

   Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes consist of the following at December 31 (in thousands):

                                                     1999      2000      2001
                                                    -------  --------  ---------
Deferred tax assets:
   Net operating loss and tax credit carryforwards. $10,203  $ 63,100  $ 108,825
   Restructuring charges...........................      --        --     45,226
   Other...........................................     459     1,710      1,774
                                                    -------  --------  ---------
                                                     10,662    64,810    155,825
Deferred tax liabilities:
   Depreciation....................................   1,497     5,866      5,280
                                                    -------  --------  ---------
                                                      9,165    58,944    150,545
   Valuation allowance.............................  (9,165)  (58,944)  (150,545)
                                                    -------  --------  ---------
       Net deferred tax asset...................... $    --  $     --  $      --
                                                    =======  ========  =========

   The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded. The Company will continue to assess the realization of the deferred tax assets based on actual and forecasted operating results.

8.  Impairment Charge and Other Related Costs

   In 2001, the Company recorded an asset impairment charge of $79.0 million, or ($0.82) per share and other one-time charges of $35.4 million, or ($0.37) per share.

   During 2001, demand for services in third party data centers weakened. In addition, the Company recognized that there was limited demand for fully managed primary data services from enterprise customers. During the fourth quarter of 2001, general economic conditions remained difficult and hosting service providers continued to experience significant financial difficulties. As a result, the Company focused its sales and marketing efforts on selling software and services to large enterprise organizations. This focus triggered an impairment review of long-lived assets, primarily storage hardware assets used in delivering the Company's fully managed storage services, within the Company's traditional S-POP data centers.

   The Company calculated the expected net undiscounted cash flows of each S-POP data center to determine which group of assets was impaired. For those assets where impairment was present, a loss was recognized for the difference between the asset carrying values and fair market values. The Company determined fair market value based on multiple quotes from third party data storage equipment resellers. In conducting the impairment review, the Company separated assets in production (assets to be held and used) from idle assets (assets to be disposed of). Assets to be held used and assets to be disposed of accounted for $55.4 million and $23.6 million, respectively, of the total $79.0 million asset impairment charge.

   In addition, as a result of the Company's new focus toward selling software and services to large enterprise organizations, the Company determined that certain assets and future obligations no longer matched the needs of the Company's current enterprise customers or the future direction of the business. Therefore, the Company recognized a one-time charge of $35.4 million related to the following items: fiber related assets and obligations ($12.4 million) (which includes the Company's estimated obligation to Metromedia Fiber Network ("MFN") under its Fiber Optic Network Leased Fiber Agreement with MFN), the permanent impairment of strategic

                             StorageNetworks, Inc.

investments of privately-held companies with businesses complementary to the Company's fully managed primary storage services ($12.1 million), future commitments for office and S-POP data center floor space ($6.6 million), future commitments for assets related to fully managed primary storage services ($3.0 million) and employee termination costs and other charges ($1.3 million).

   At December 31, 2001, the Company has $18.9 million remaining in accruals for costs related to future obligations for the following items: fiber related obligations ($9.0 million), future commitments for office and S-POP data center floor space ($6.6 million), future commitments for assets related to fully managed primary storage services ($3.0 million) and employee termination costs and other charges ($300,000).

9.  Commitments and Contingencies

  Leases

   The Company has entered into a number of operating leases for its facilities. The leases expire from 2002 through 2011. The Company also leases certain data center infrastructure and equipment under capital leases. Certain of these capital leases were entered into as sales-leaseback transactions. No gain or loss was recorded in any such transaction due to the short holding period from the time the assets were purchased until the time of the sale-leaseback. Future minimum lease payments as of December 31, 2001 are as follows:

                                                             Capital  Operating
                                                             Leases    Leases
                                                             -------- ---------
                                                               (in thousands)
 Year ending December 31,
    2002.................................................... $ 54,740  $11,600
    2003....................................................   46,632    9,749
    2004....................................................   17,424    7,801
    2005....................................................      968    5,173
    2006....................................................       --    4,294
    Thereafter..............................................       --   17,889
                                                             --------  -------
 Total minimum lease payments...............................  119,764  $56,506
                                                                       =======
 Less amounts representing imputed interest.................   15,189
                                                             --------
 Present value of minimum lease payments....................  104,575
 Less current portion.......................................   44,063
                                                             --------
        Capital lease obligations, less current portion..... $ 60,512
                                                             ========

   The Company's rent expense was approximately $2.4 million, $19.6 million and $25.3 million for the years ended December 31, 1999, 2000 and 2001, respectively. Future minimum rentals to be received under noncancelable subleases totaled $3.3 million at December 31, 2001.

  Litigation

   In July 2001, the Company initiated an action against MFN in Middlesex (Massachusetts) Superior Court. This action seeks compensatory, punitive and declaratory relief, alleging, among other things, misrepresentation, fraudulent inducement and breach of contract due to MFN's failure to possess or to deliver fiber optic capacity in accordance with representations made by MFN and as specified under the Company's Fiber Optic Network Leased Fiber Agreement with MFN. MFN also initiated an action in New York, New York alleging that the Company has breached such agreement. While the outcome of these matters is not currently determinable, the Company believes that the result will not have a material adverse effect on the result of its operations or its financial position.

                             StorageNetworks, Inc.

   In August, 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and several of its officers or directors as well as against the underwriters of the Company's initial public offering of common stock in June, 2000. The complaint, which seeks unspecified damages, was filed allegedly on behalf of persons who purchased the Company's common stock between June 30, 2000 and December 6, 2000. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended, primarily based on allegations that the Company, the underwriters and the other named defendants made material false and misleading statements in the prospectus that was part of the registration statement on Form S-1 that was filed in connection with the Company's initial public offering. The allegations in the complaint are generally related to the alleged receipt of excessive and undisclosed commissions by the underwriters and alleged prohibited after-market transactions by the underwriters. The complaint alleges that the underwriters obtained excessive commissions and inflated transactions fees from their customers, and allegedly entered into agreements with their customers pursuant to which the customers, in return for being allocated shares in the initial public offering, agreed to purchase additional shares on the open market at specified inceased prices. Although the Company believes that these claims are without merit and intends to defend vigorously against such claims, it is not presently able to reasonably estimate potential losses, if any, related to this matter.

   In addition, the Company is subject to various claims and proceedings in the ordinary course of business. Based on information currently available, the Company believes that none of such current claims or proceedings, individually or in the aggregate, will materially harm our financial condition or results of operations.

10.  Segment Information

   The Company considers its managed storage services and its professional services as reportable segments under the aggregation criteria of SFAS No. 131. The revenues and related cost of revenues for each reportable segment are reported separately in the accompanying consolidated statements of operations.

   The percentage of managed storage services revenues derived from international operations totaled 0%, 2% and 10% for the years ended December 31, 1999, 2000 and 2001, respectively. The percentage of professional services revenues derived from international operations totaled 0%, 4% and 1% for the years ended December 31, 1999, 2000 and 2001, respectively.

   Total assets for the Company's managed storage services totaled $136.2 million and $79.7 million at December 31, 2000 and 2001, respectively. Total assets pertaining to the Company's professional services were $3.3 million and $1.2 million at December 31, 2000 and 2001, respectively. Long-lived assets located internationally were not material in any period.

11.  Employee Benefit Plan

   In January 2000, the Company established a savings plan that is designed to be qualified under Section 401(k) of the Internal Revenue Code (The "401(k) Plan"). Eligible employees are permitted to contribute to the 401(k) Plan through payroll deductions within statutory and plan limits. The Company made no contributions to the 401(k) Plan in 2000 or 2001.

12.  Related Party Transaction

   In August 2000, pursuant to a secured promissory note, the company loaned $1.2 million to an executive officer for the purchase of a principal residence in connection with the executive officer's relocation to the Company's corporate headquarters. The note was secured by a mortgage on the property, had a term of four years and an interest rate of 6.62%. The note was included in other assets on the Company's balance sheet at December 31, 2000. The note was paid in full in 2001.

13.  Selected Quarterly Results of Operations (unaudited)

                                                  First    Second     Third     Fourth     Fiscal
                                                 Quarter   Quarter   Quarter    Quarter     Year
                                                 --------  --------  --------  ---------  ---------
FISCAL 2001
   Total net revenue............................ $ 27,105  $ 33,402  $ 31,540  $  31,578  $ 123,625
   Gross margin (deficit).......................   (5,788)     (985)    1,024      2,160     (3,589)
   Net loss.....................................  (32,863)  (32,202)  (26,996)  (132,912)  (224,973)
   Net loss per share -- Basic and diluted...... $  (0.34) $  (0.33) $  (0.28) $   (1.36) $   (2.33)
   Number of shares used in computing per share
     amounts -- basic and diluted...............   95,842    96,449    96,723     97,440     96,698
FISCAL 2000
   Total net revenue............................ $  4,620  $  8,038  $ 14,320  $  21,240  $  48,218
   Gross margin (deficit).......................  (11,291)  (12,813)  (12,583)    (6,984)   (43,671)
   Net loss.....................................  (27,016)  (31,317)  (33,492)   (33,040)  (124,865)
   Net loss per share -- Basic and diluted...... $  (1.09) $  (1.20) $  (0.37) $   (0.36) $   (2.12)
   Number of shares used in computing per share
     amounts -- basic and diluted...............   24,765    26,126    90,890     93,038     58,888

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

   Except as set forth below, the information required by this item is incorporated by reference to the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy statement filed with the Securities and Exchange Commission with respect to our 2002 Annual Meeting of Stockholders (the "Proxy Statement") to be held on May 15, 2002.

   Our executive officers and directors, and their ages and positions as of March 15, 2002, are as follows:

Name                      Age                      Position
----                      ---                      --------
Peter W. Bell............ 37  Chairman of the Board, Chief Executive Officer,
                              President and Director

William D. Miller........ 41  Executive Vice President, Chief Technical Officer
                              and Director

Paul C. Flanagan......... 37  Executive Vice President, Chief Financial Officer,
                              Treasurer and Secretary

Jeffrey P. Keohane....... 39  Executive Vice President of Worldwide Sales

Robert E. Davoli (1)(2).. 53  Director

Stephen J. Gaal (1)(2)... 57  Director

Michael D. Lambert (1)(2) 55  Director

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

   William D. Miller co-founded StorageNetworks and has served as our Executive Vice President and Chief Technical Officer and as a director since October, 1998. From 1994 to 1998, Mr. Miller managed strategic accounts for Andataco, Inc., an integrator of storage technology products.

   Paul C. Flanagan has served as our Executive Vice President since April, 2000, and as our Chief Financial Officer since March, 1999. From May, 1997 to February, 1999, Mr. Flanagan served as Vice President of Finance for Lasertron, Inc., a manufacturer of fiber optic components for telecommunications. From December, 1995 to May, 1997, Mr. Flanagan served as Vice President of Finance and Administration for Vitol Gas and Electric, LLC, an energy commodity trading company. From September, 1986 to December, 1995, Mr. Flanagan was employed by Ernst & Young LLP, a public accounting firm.

   Jeffrey P. Keohane has served as our Executive Vice President of Worldwide Sales since February, 2002. From March, 2001 to February, 2002, Mr. Keohane served as our Executive Vice President of Business Operations. From February, 1993 to March, 2001, Mr. Keohane held various positions at Comdisco, Inc., a global technology services provider, including Senior Vice President, and was also President of Comdisco Technology Services, where he was responsible for managing its continuity services, storage services, web services and networks services lines of business. Previous to that position, Mr. Keohane was responsible for Comdisco's enterprise systems leasing and trading business.

   Robert E. Davoli has served as a director of StorageNetworks since December, 1998, as a member of the Compensation Committee since August, 1999, and as a member of the Audit Committee since January, 2002. Mr. Davoli has been a general partner of Sigma Partners, a venture capital firm, since 1995. Prior to his association with Sigma Partners, he was President and Chief Executive Officer of Epoch Systems, a vendor of client-server data management software products. Mr. Davoli also serves on the board of directors of Internet Security Systems, Inc., Vignette Corporation, and Versata, Inc.

   Stephen J. Gaal has served as a director of StorageNetworks since October, 1998, as a member of the Compensation Committee since August, 1999, and as a member of the Audit Committee since March 2000. Mr. Gaal, a private investor, was the founder and Managing Director of Gaal & Company, Inc. from 1997 to early 2002, which provided advisory services to emerging technology companies in the areas of business and financial strategy and planning. Between 1987 and 1996, Mr. Gaal held the positions of Principal, Partner, and Managing Director of TA Associates, a venture capital and private equity firm.

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

      1. Financial Statements (see Item 8--Financial Statements and Supplementary Data included in this Annual Report on Form 10-K).

      2. The schedule listed below and the Report of Independent Auditors are filed as part of this Annual Report on Form 10-K:

                                                             Page
                                                             No.
                                                             ----
              Schedule II--Valuation and Qualifying Accounts S-1

   All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements and related notes thereto.

      3. Exhibits

      The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

   (b) No current reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 2001.

   The following registered trademarks and trademarks or servicemarks of StorageNetworks are mentioned in this Annual Report on Form 10-K:
StorageNetworks, PACS, DataPACS, NetPACS, BackPACS, STORmanage, STORos, STORvision, Virtual Storage Portal, VSP, S-POP and STORfusion.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STORAGENETWORKS, INC.

                                                    /S/ PETER W. BELL
                                          By_________________________________
                                                      Peter W. Bell
                                          President and Chief Executive Officer

                                          Date: March 19, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----
     /s/  PETER W. BELL       President, Chief Executive
-----------------------------   Officer and Director
        Peter W. Bell           (Principal Executive
                                Officer)                    March 19, 2002

   /s/  WILLIAM D. MILLER     Executive Vice President,
-----------------------------   Chief Technical Officer and
      William D. Miller         Director                    March 19, 2002

    /s/ PAUL C. FLANAGAN      Executive Vice President,
-----------------------------   Chief Financial Officer,
      Paul C. Flanagan          Treasurer and Secretary
                                (Principal Financial and
                                Accounting Officer)         March 19, 2002

    /s/  ROBERT E. DAVOLI
-----------------------------
      Robert E. Davoli        Director                      March 19, 2002

    /s/  STEPHEN J. GAAL
-----------------------------
       Stephen J. Gaal        Director                      March 19, 2002

   /s/  MICHAEL D. LAMBERT
-----------------------------
     Michael D. Lambert       Director                      March 19, 2002

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

   10.1*#   Amended and Restated 1998 Stock Incentive Plan, as amended to date.

   10.2*#   2000 Stock Plan.

   10.3*#   2000 Non-employee Director Option Plan.

    10.4*   Master Lease Agreement between StorageNetworks, Inc. and Dell Financial Services dated
            June 15, 1999.

    10.5*   Third Amended and Restated Stockholder Rights Agreement dated as of February 29, 2000 among StorageNetworks, Inc. and certain stockholders of StorageNetworks, Inc. named therein.

   10.6+*   Fiber Optic Network Agreement with Metromedia Fiber Network Services Inc. dated October 8,
            1999.

   10.7*#   Employment Agreement with Paul Flanagan dated March 15, 1999.

 10.8***#   Form of Contingent Compensation Payment Agreement for each of Peter W. Bell, William D.
            Miller and Paul C. Flanagan

 10.9***#   Amendment to Incentive Stock Option Agreements between StorageNetworks, Inc. and Paul C.
            Flanagan

    10.10   Statement re: per share earnings (This exhibit has been omitted because the information is shown in the financial statements or notes thereto).

  10.11*#   2000 Employee Stock Purchase Plan

  10.12+*   Agreement for Professional Services between StorageNetworks, Inc. and Dell Marketing L.P.
            dated April 27, 2000.

10.13++**   Hobbs Brook Office Park Lease between StorageNetworks, Inc. and 275 Wyman Street Trust dated July 31, 2000.

     21.1   List of Subsidiaries.

     23.1   Consent of Ernst & Young LLP.

--------
* Incorporated by reference to StorageNetworks, Inc.'s Registration Statement on Form S-1 filed on March 1, 2000 (Registration No. 333-31430).
** Incorporated by reference to StorageNetworks, Inc.'s Registration Statement on Form S-1 filed on October 24, 2000 (Registration No. 333-48530).
*** Incorporated by reference to StorageNetworks, Inc.'s Quarterly Report on
    Form 10-Q filed on November 13, 2001.
+ Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.
++ Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 24(b) promulgated under the Securities Exchange Act of 1934, as amended.
#  Management contract or compensatory plan or arrangement.

                                  SCHEDULE II

                             STORAGENETWORKS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                                         Balance at Charged to       Deductions Balance at
                                                         Beginning  Costs and           from      End of
Description                                              of Period   Expenses  Other  Reserves    Period
-----------                                              ---------- ---------- ----- ---------- ----------
YEAR ENDED DECEMBER 31, 2001............................
Reserves and allowances deducted from asset
  accounts:
   Allowance for doubtful accounts. . . . . . . . . . ..    $307      1,971      0      117       $2,161

YEAR ENDED DECEMBER 31, 2000............................
Reserves and allowances deducted from asset
  accounts:
   Allowance for doubtful accounts. . . . . . . . . . ..    $ 76        263      0       32       $  307

YEAR ENDED DECEMBER 31, 1999............................
Reserves and allowances deducted from asset
  accounts:
   Allowance for doubtful accounts. . . . . . . . . . ..    $  0         76      0        0       $   76