Form 10-Q
period 2002-03-31
STORAGENETWORKS INC
filed 2002-05-10
CIK 1075658

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q

                            ------------------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


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

                                225 Wyman Street
                                Waltham, MA 02451
                                 (781) 434-6700
    (Address, Including Zip Code, and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

The number of shares outstanding of the registrant's Common Stock as of May 3, 2002: 98,522,638 shares.

                              StorageNetworks, Inc.
                                    Form 10-Q
                  For the Quarterly Period Ended March 31, 2002
                                Table of Contents

                                                                                                                  Page
PART I.     Financial Information

            Item 1. Condensed Consolidated Financial Statements (Unaudited)                                         1

                    Condensed Consolidated Balance Sheets as of December 31, 2001 and March 31, 2002                1

                    Condensed Consolidated Statements of Operations for the three months                            2
                    ended March 31, 2001 and 2002

                    Condensed Consolidated Statements of Cash Flows for the three months                            3
                    ended March 31, 2001 and 2002

                    Notes to Condensed Consolidated Financial Statements                                            4

            Item 2. Management's Discussion and Analysis of Financial Condition and Results                         5
                    of Operations

            Item 3. Quantitative and Qualitative Disclosures about Market Risk                                     15

PART II.    Other Information

            Item 1. Legal Proceedings                                                                              15

            Item 2. Changes in Securities and Use of Proceeds                                                      15

            Item 6. Exhibits and Reports on Form 8-K                                                               15

                    Signatures                                                                                     16


                          PART I--FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements


                              StorageNetworks, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                          December 31,    March 31,
                                                              2001           2002
                                                            (Note 1)     (Unaudited)
                       ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                  $ 185,834      $ 164,579
Short-term investments                                        42,978         53,264
Accounts receivable, net                                      13,735          9,699
Prepaid expenses and other current assets                      9,407          8,354
                                                           ---------      ---------
Total current assets                                         251,954        235,896
Property and equipment, net                                   67,074         62,118
Non-current investments                                       29,937         26,139
Restricted cash equivalents                                   30,158         29,558
Other assets                                                   5,618          4,652
                                                           ---------      ---------
Total assets                                               $ 384,741      $ 358,363
                                                           ---------      ---------

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                           $   3,821      $   5,885
Accrued expenses                                              50,259         42,208
Deferred revenue                                               5,868          2,274
Capital lease obligations                                     44,063         43,693
                                                           ---------      ---------
Total current liabilities                                    104,011         94,060

Capital lease obligations, less current portion               60,512         47,638

STOCKHOLDERS' EQUITY:
Common stock                                                     978            985
Treasury stock                                                  (200)          (200)
Additional paid-in capital                                   597,938        597,595
Deferred stock compensation                                   (4,638)        (2,522)
Accumulated other comprehensive income                           428            489
Accumulated deficit                                         (374,288)      (379,682)
                                                           ---------      ---------
Total stockholders' equity                                   220,218        216,665
                                                           ---------      ---------
Total liabilities and stockholders' equity                 $ 384,741      $ 358,363
                                                           ---------      ---------
See notes to condensed consolidated financial statements.

                              StorageNetworks, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                                                 Three Months Ended
                                                                                                     March 31,

                                                                                                  2001        2002
                                                                                                --------    -------
REVENUES:
   Managed storage services revenues                                                            $ 23,049    $30,639
   Professional services revenues                                                                  4,056        987
                                                                                                --------    -------
Total revenues                                                                                    27,105     31,626

COSTS AND EXPENSES:
   Cost of managed storage services revenues, excluding deferred stock compensation
     amortization amounts                                                                         30,110     20,597
   Cost of professional services revenues, excluding deferred stock compensation
     amortization amounts                                                                          2,783        645
   Sales and marketing, excluding deferred stock compensation amortization amounts                18,400      6,051
   General and administrative, excluding deferred stock compensation amortization amounts          5,503      3,002
   Research and development, excluding deferred stock compensation amortization amounts            4,356      4,466
   Amortization of deferred stock compensation*                                                    1,194        462
                                                                                                --------    -------
Total costs and expenses                                                                          62,346     35,223
Loss from operations                                                                             (35,241)    (3,597)
Interest income                                                                                    5,433      1,520
Interest expense                                                                                  (3,055)    (3,317)
                                                                                                --------    -------
Net loss                                                                                        $(32,863)   $(5,394)
                                                                                                --------    -------
Net loss per share--basic and diluted                                                           $  (0.34)   $ (0.05)
Weighted average common shares outstanding                                                        95,842     98,099

*Amortization of deferred stock compensation consists of the following:

Cost of managed storage services revenues                                                       $    205    $    80
Cost of professional services revenues                                                                52         39
Sales and marketing                                                                                  405        165
General and administrative                                                                           101         95
Research and development                                                                             431         83
                                                                                                --------    -------
                                                                                                $  1,194    $   462
See notes to condensed consolidated financial statements.

                              StorageNetworks, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                Three Months Ended
                                                                     March 31,

                                                                 2001        2002
                                                               --------    --------
Net cash used in operating activities                          $(20,048)   $   (642)


INVESTING ACTIVITIES:

Purchases of property and equipment                             (15,460)     (2,973)
Purchases of marketable investments                             (98,209)    (37,123)
Proceeds from maturities of marketable investments               64,856      30,635
Purchase of restricted cash equivalents                            (683)        600
Purchases of long term investments                               (2,000)         --
                                                               --------    --------
Net cash used in investing activities                           (51,496)     (8,861)


FINANCING ACTIVITIES:
Proceeds from exercise of stock options                             702       1,318
Acquisition of treasury stock                                      (200)         --
Payments of capital lease obligations                            (9,686)    (13,227)
                                                               --------    --------
Net cash used in financing activities                            (9,184)    (11,909)
                                                               --------    --------
Net decrease in cash and cash equivalents                       (80,728)    (21,412)
Effect of exchange rate changes on cash                             636         157
Cash and cash equivalents at beginning of period                304,861     185,834
                                                               --------    --------
Cash and cash equivalents at end of period                     $224,769    $164,579
                                                               --------    --------
See notes to condensed consolidated financial statements.

                              StorageNetworks, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of StorageNetworks, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2002.

2.   Revenue Recognition

     Revenues consist of (i) fees from customer use of the Company's managed storage services, which include PACS storage services, STORmanage storage services, and STORfusion storage services and (ii) professional services fees. Revenues are recognized in accordance with the guidance of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," when all of the following conditions are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collection is reasonably assured.

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

3.   Property and Equipment

     Property and equipment consist of the following (in thousands):

                                                            December 31,       March 31,
                                                                2001             2002
                                                            ------------      ---------
Managed storage service equipment                            $ 60,011         $ 64,009
Furniture, fixtures, computer and other equipment               9,778            7,176
Leasehold improvements                                          9,845            9,845
                                                             --------         --------
                                                               79,634           81,030
Less accumulated depreciation and amortization                (12,560)         (18,912)
                                                             --------         --------
                                                             $ 67,074         $ 62,118

4.   Impairment Charge and Other Related Costs

     In 2001, the Company recorded an asset impairment charge of $79.0 million and other one-time charges of $35.4 million.

     At March 31, 2002, the Company had $14.4 million remaining in accrued expenses relating to theses charges, consisting of the following (in thousands):

                                                   December 31, 2001          Activity           March 31, 2002
                                                   -----------------          --------           --------------
Fiber related obligations                               $ 9,048              $   (419)               $ 8,629
Future commitments for office and S-POP
   floor space                                            6,581                (1,310)                 5,271
Future commitments for assets related to fully
   managed primary storage services                       3,030                (2,668)                   362
Employee termination costs and other charges
                                                            244                   (75)                   169
                                                        -------               -------                -------
Total                                                   $18,903               $(4,472)               $14,431
                                                        =======               ========               =======

5.   Segment Information

     The Company considers its managed storage services and its professional services as reportable segments under the aggregation criteria of SFAS No. 131. The revenues and related cost of revenues for each reportable segment are reported separately in the accompanying consolidated statements of operations.

     The percentage of managed storage services revenues derived from international operations totaled 5% and 3% for the three months ended March 31, 2001 and 2002, respectively. The percentage of professional services revenues derived from international operations totaled 14% and 18% for the three months ended March 31, 2001 and 2002, respectively.

     Total assets for the Company's managed storage services were $79.7 million and $54.9 million at December 31, 2001 and March 31, 2002, respectively. Total assets for the Company's professional services were $1.2 million and $1.0 million at December 31, 2001 and March 31, 2002, respectively.

6.   Comprehensive Loss

     Total comprehensive loss was not materially different from net loss for the three months ended March 31, 2001 and 2002.

7.   Subsequent Event

     In April, 2002, the Company executed a cost reduction program. The Company reduced its headcount by approximately 80 employees primarily in its delivery, sales and support organizations. As a result, the Company recognized a charge for severance and other associated costs of approximately $300,000, which will be taken in the second quarter of 2002 in the normal course.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Our management's discussion and analysis of financial condition and results of operations contain forward-looking statements and are subject to important factors that could cause StorageNetworks, Inc.'s ("we", "our" or "StorageNetworks") future results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Operating Results".

Overview

     We are a provider of data storage management software and services. We operate in two business segments, managed storage services and professional services, and provide these services to our customers at their data centers, both onsite at the customers' facilities or in a third-party hosting center. We manage our customers' data storage environments through our managed storage services, which include PACS, STORbackup, STORmanage, and STORfusion storage services. Our STORconsulting professional services are designed to help enterprise organizations design their primary data storage systems and optimize their existing data storage infrastructures.

     Since our inception in 1998, we have provided our managed storage services to our customers in our Storage Point of Presence, or S-POP, data centers. An S-POP data center can be located either within a customer's own on-site data center, or within a data center operated by a hosting service provider. As of March 31, 2002, we operated 42 S-POP data centers in the metropolitan areas of Atlanta, Austin, Boston, Chicago, Dallas, Detroit, Houston, Los Angeles, New York, San Francisco, Seattle, Washington, D.C., Frankfurt and London. During the three months ended March 31, 2002, we ceased operating seven S-POP data centers located within hosting service providers due to weakening demand, and we continued to generate an increasing percentage of our managed service revenues from on-site enterprise services.

     In 2001, we identified a significant opportunity to provide our software and services to service providers, including system integrators, telecommunications companies and network service providers, in order to enable them to manage their storage infrastructure and cost-effectively deliver managed storage services to their own customers. As a result, we developed and began marketing our software-based STORfusion offering. Due to increased interest in our software and services from large enterprise organizations, our addition of STORfusion customers, and interest in our STORos software as a stand-alone product, along with weakening demand for storage services through hosting service provider data centers, we shifted our focus to marketing to large enterprise customers and STORfusion customers and on the development and commercialization of our software. Therefore, we scaled back the sales and marketing activities for our fully managed PACS primary storage service offerings, which have historically been offered primarily to customers whose data centers are located at third-party hosting facilities, and focused on developing and enhancing our software and services that enterprise customers and service providers were demanding.

     Our managed storage services include software-based and related services, primary data services, and backup and restore services. During the three months ended March 31, 2002, the percentage of our managed storage services revenues from software-based and related services, including our STORfusion and STORmanage services, continued to increase, while the percentage of our managed storage services revenues from primary data services continued to decrease. We began offering our software-based and related services in May 2001 and derived 6% of our managed storage services revenues in the second quarter of 2001, 12% in the third quarter of 2001, 17% in the fourth quarter of 2001 and 23% in the three months ended March 31, 2002 from these services. In contrast, we derived 63% of our managed storage services revenues from primary data services in the second quarter of 2001, 55% in the third quarter of 2001, 45% in the fourth quarter of 2001 and 40% in the three months ended March 31, 2002 from these services. We derived between 30% to 37% of our managed storage services revenues from backup and restore services during 2001, and 37% of our revenues in the three months ended March 31, 2002 were derived from these services.

     During the three months ended March 31, 2002, the percentage of our total revenues derived from enterprise customers also continued to increase. We derived 58% of our revenues in the first quarter of 2001, 58% in the second quarter of 2001, 68% in the third quarter of 2001, 76% in the fourth quarter of 2001 and 82% in the three months ended March 31, 2002 from these customers.

     In the future, we expect to focus on selling solutions that deliver high value to customers, including our software-based STORfusion offering. We are in the process of commercializing our STORos software as a stand-alone software platform. From this platform, we will make available for sale our enterprise storage resource management software applications. This software, combined with our professional service capabilities, will enable customers to use our solutions in managing their own storage infrastructures more efficiently and effectively. We expect to begin selling our software directly to customers during the second half of 2002.

     Since our inception, we have incurred significant losses and negative operating cash flows, including a net loss of $5.4 million during the three months ended March 31, 2002. As of March 31, 2002, we had an accumulated deficit of $379.7 million. We have not achieved profitability on a quarterly or an annual basis. We believe that we will continue to incur losses on a quarterly and annual basis for the foreseeable future. The revenue and income potential of our business in general, and of our stand-alone software in particular, is unproven, and our limited operating history makes an evaluation of our company difficult. In light of the evolving nature of our business, products, services and customer base, we believe that you should not rely on the period-to-period comparison of our operating results to predict our future performance. You must consider our prospects in light of the risks, expenses and difficulties encountered by new companies in rapidly evolving industries. We may not be successful in addressing these risks and difficulties.

     See the discussion under the caption "Critical Accounting Policies" in
Item 7 of Part II of our Report on From 10-K for the year ended December 31, 2001, for a discussion of our critical accounting policies, to which there were no material changes in the quarter ended March 31, 2002.

Results of Operations

Three months ended March 31, 2001 and 2002

Revenues

     Total revenues for the three months ended March 31, 2002 were $31.6 million, compared to $27.1 million in the same period in 2001.

     Revenues from managed storage services for the three months ended March 31, 2002 were $30.6 million, compared to $23.0 million in the same period in 2001. The increase in managed storage services revenues resulted from more capacity under management in the 2002 period. In the 2002 period, our customer base consisted of companies for whom we managed larger volumes of data. Accordingly, our average annualized revenue per customer was higher in the 2002 period. Approximately 10% of our total consolidated revenues earned in the quarter ended March 31, 2002 were recognized from fees paid for non-recurring customer contract renegotiations.

     Revenues from professional services were $1.0 million for the three months ended March 31, 2002, compared to $4.1 million in the same period in 2001. The decrease in professional services revenues resulted from a decrease in the number of professional services engagements in the 2002 period. In the 2001 period, we primarily performed subcontracted professional service engagements. In the 2002 period, we delivered higher scale and increased value-added services compared to the 2001 period, although we performed fewer sub-contracting engagements. As a result, we performed fewer overall professional service engagements and our professional service revenues declined.

Cost of Revenues

     Cost of managed storage services revenues in the three months ended March 31, 2002 were $20.6 million, compared to $30.1 million in the same period in 2001. The decrease resulted primarily from lower depreciation and equipment maintenance expense related to equipment used to deliver our services in the three months ended March 31, 2002. Although we had more capacity under management in the 2002 period, our cost basis for the infrastructure used in the delivery of our services was lower in the 2002 period as a result of an asset impairment charge recognized in the fourth quarter of 2001. In addition, in the 2002 period we had fewer personnel inside S-POP data centers delivering our services because we further utilized our software to centrally manage our customer's data. Finally, we had fewer S-POP data centers located inside hosting service providers in the 2002 period. Accordingly, we incurred lower floor space costs in the 2002 period.

     Cost of professional services revenues in the three months ended March 31, 2002 were $645,000, compared to $2.8 million in the same period in 2001. The decrease was caused by a reduction in the number of professional services personnel in the 2002 period as a result of fewer professional services engagements.

Sales and Marketing

     Sales and marketing expenses in the three months ended March 31, 2002 were $6.1 million, compared to $18.4 million in the same period in 2001. The decrease was caused primarily by a decrease in the number of sales and marketing personnel in the three months ended March 31, 2002. In addition, lower sales commissions and fees paid to third parties, such as hosting service providers, who resell or market our services to customers, were incurred in the 2002 period because more of our revenues were derived from services within a customer's own on-site data center.

General and Administrative

     General and administrative expenses in the three months ended March 31, 2002 were $3.0 million, compared to $5.5 million in the same period in 2001. The decrease was caused by a decrease in the number of general and administrative personnel, as well as a decrease in professional fees, legal costs, and recruiting fees, in the 2002 period. Also, we recovered $1.5 million of bad debt expense in the 2002 period which represented an estimate of uncollectible accounts receivable recorded during the third quarter of 2001 as a result of the Chapter 11 filing by Exodus Communications.

Research and Development

     Research and development expenses in the three months ended March 31, 2002 were $4.5 million, compared to $4.4 million in the same period in 2001. The increase was caused by an increase in the number of software development and engineering personnel and higher costs incurred in connection with technology and research activities, such as depreciation and equipment costs, partially offset by lower third party development costs in the 2002 period.

Amortization of Deferred Stock Compensation

     Amortization of deferred stock compensation in the three months ended March 31, 2002 was $462,000, compared to $1.2 million in the same period in 2001. The decrease in the 2002 period resulted from the termination of certain compensatory stock options as a result of employee terminations before such options vested.

Interest Income

     Interest income in the three months ended March 31, 2002 was $1.5 million, compared to $5.4 million in the same period in 2001. The decrease was caused by lower average cash and investment balances and lower average interest rates during the 2002 period.

Interest Expense

     Interest expense in the three months ended March 31, 2002 was $3.3 million, compared to $3.1 million in the same period in 2001. The increase resulted from higher capital lease obligations, under which interest expense is incurred, in the 2002 period.

Liquidity and Capital Resources

     At March 31, 2002, we had cash and cash equivalents, including temporarily restricted cash equivalents, of $194.1 million; investments of $79.4 million; and working capital of $141.8 million.

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

     Net cash used in operating activities totaled $642,000 in the three months ended March 31, 2002, and $20.0 million in the same period in 2001. Our use of cash in the 2001 and 2002 periods was primarily attributable to our operating loss, partially offset by non-cash charges such as depreciation and amortization and increases in accounts payable and accrued expenses. Our use of operating cash in the 2002 period was lower than the 2001 period because our revenues increased, and we reduced discretionary operating costs, mainly within cost of managed storage services and sales and marketing expenses, while at the same time maintaining a consistent accounts receivable days sales outstanding.

     Net cash used in investing activities totaled $8.9 million in the three months ended March 31, 2002, and $51.5 million in the same period in 2001. Our cash used in investing activities in the 2001 period resulted primarily from the procurement of capital equipment to be used in our S-POP data centers, and the purchase of marketable investments, partially offset by maturities of such investments. Our cash used in investing activities in the 2002 period resulted primarily of the purchase of marketable investments partially offset by the maturities of such marketable investments.

     Net cash used in financing activities totaled $11.9 million in the three months ended March 31, 2002, and $9.2 million in the same period in 2001. The cash used in financing activities in the three months ended March 31, 2002 and 2001 primarily reflects the payment of capital lease obligations. In the 2002 period, we paid $3.6 million to retire certain equipment lease obligations associated with storage assets before the end of their terms. We did this to have more flexibility with these assets and because we were paying a fixed imputed interest rate that far exceeded our return on our cash. We plan to spend at least $50 million in 2002 in connection with early lease terminations.

     We believe, based on our current operating plan, plus anticipated interest income and anticipated revenues from our services, that our current cash and marketable investment position will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, if our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated services revenues or otherwise, we may need to raise additional funds to develop new products or services or acquire complementary businesses or technologies or if we chose to more rapidly expand our business. In the event that additional financing is required, we may need to sell additional equity or debt securities or seek additional financing through other arrangements. The sale of additional equity or debt securities may result in dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

Certain Factors that May Affect Future Operating Results

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use words such as "anticipate," "expect," "intend," "may," "should," "will," and "would" or similar words to help identify forward-looking statements. You should read statements that contain these words carefully because they discuss our future expectations and contain projections of our future results of operations or of our financial position or other "forward-looking" information that involve substantial risks and uncertainties.

     We believe that it is important to communicate our future expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or control. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. The factors described below, as well as any cautionary language elsewhere in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations indicated by forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

  We may not successfully produce and sell our enterprise storage resource management software

    Historically, our managed storage services have generated the majority, and an increasing percentage, of our revenues, including 97% of our revenues in the three months ended March 31, 2002. In January, 2002, we announced our intention to transition our business to focus on providing storage management software and services that meet the needs of large enterprise organizations and service providers. We are in the process of preparing our existing software, which we currently use in providing our services, for licensing and delivery to customers as stand-alone products.

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

  We have a limited operating history

     Due to the changing nature of our business, our limited operating history and the emerging nature of our markets, products and services, it is difficult to evaluate our business and prospects. We commenced operations in October, 1998. We began offering our managed data storage services in May, 1999 and derived 12% of our revenues in 1999, 64% of our revenues in 2000, 92% of our revenues in 2001 and 97% of our revenues in the first quarter of 2002 from these services. None of our revenues in 2001 or in the first quarter of 2002 was derived from the direct licensing of software products. The enterprise storage resource management software and services markets are relatively new, highly competitive, and may not continue to grow or be sustainable. Potential customers may choose to purchase enterprise storage management software and services from a competitor or may choose to develop the software or services themselves. It is possible that our software and services may never achieve significant market acceptance. If these markets do not mature, or develop more slowly than we expect, our business, results of operations and financial condition will be seriously harmed.

     We have incurred losses in each quarter since our inception. We experienced net losses of $23.9 million in 1999, $124.9 million in 2000, $225.0 million in 2001 and $5.4 million in the first quarter of 2002. As of March 31, 2002, we had an accumulated deficit of $379.7 million. We cannot be certain that our revenues will grow or that we will generate sufficient revenues to achieve profitability. We believe that we will continue to incur losses on a quarterly and annual basis for the foreseeable future. We will need to generate higher revenues in order to achieve and maintain profitability. If our revenues do not grow or grow more slowly, or if our operating or capital expenses increase more than we expect or cannot be further reduced in the event of lower revenues, our business will be materially and adversely affected.

  Our stock price has been volatile and could result in substantial losses for investors

     The market for technology stocks has been extremely volatile. The following factors could cause the market price of our common stock in the public market to fluctuate significantly:

     o    the addition or departure of key personnel;

     o    variations in our quarterly operating results;

     o announcements by us or our competitors of the gain or loss of significant contracts, new products or service offerings or enhancements, mergers, acquisitions, joint ventures or capital commitments;

     o    changes in earnings estimates by analysts;

     o our inability to realize forecasted results of operations for a particular period;

     o    our sales of common stock or other securities in the future;

     o    changes in market valuations of technology companies; and

     o    fluctuations in stock market prices and volumes.

  Our market is highly competitive, and our competition includes established storage hardware and software vendors and service providers against whom we may not be able to compete successfully

     The market in which we operate is highly competitive and is marked by rapid and substantial technological change, the emergence of new competitive companies, products and services, changing customer needs and evolving technical standards. To remain competitive, we must develop new products and services and continue to enhance our existing products and services. We may be unsuccessful in our attempts to forecast customer preferences or customer demand accurately, or develop new products or services or new releases or versions that meet the needs of customers. In addition, the introduction of new products and services, or new versions of existing products, may not meet with customer acceptance or may be delayed. We currently face competition from hardware and software vendors whose products compete with our software products and who also provide consulting and related services that compete with our services. Many of these vendors have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than we have. Many of these vendors also have more extensive customer bases, broader customer relationships and broader industry alliances than us, including relationships with many of our current and potential customers. We also face competition from other providers of storage services and may face competition from new entrants to the data storage management market.

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

  We might experience significant defects in our software products

     In the past, we have utilized our software to manage the delivery of our services to our customers. However, we have never sold our software to customers as independent products, and we may not be successful in developing our software as independent products. Software products frequently contain errors or failures, especially when first introduced or when new versions are released. We might experience significant errors or failures in our products, or they might not work with other hardware or software as expected, which could delay the development or release of new products or new versions of products, or which could adversely affect market acceptance or our products. Our products can be used to manage data critical to organizations. If we were to experience significant delays in the release of new products or new versions of products, or if customers were dissatisfied with product functionality or performance, we could lose revenue or be subject to liability for service or warranty costs and claims. Our insurance may not, or may not be sufficient to, cover us against liability claims or may not continue to be available to us. Liability claims could also require us to spend significant time and money in litigation. As a result, any of these claims, whether or not successful, could seriously damage our reputation and harm our business, operating results and financial condition.

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

  We rely on enterprise transactions

     We market our services and intend to market our products to large enterprise customers. However, we may not successfully be able to market and sell our software or services to such customers. Such failure could seriously harm our business, operating results and financial condition. Our operating results are sensitive to the timing of such orders. Such orders are difficult to manage and predict, because:

     o The sales cycle is typically lengthy, generally lasting six to twelve months, and varies substantially from transaction to transaction;

     o Enterprise license transactions often include multiple elements such as product licenses and service and support;

     o Recognition of revenue from enterprise license transactions may vary from transaction to transaction;

     o They typically involve significant technical evaluation and commitment of resources; and

     o Customers' internal procedures frequently cause delays in orders. Such internal procedures include approval of capital expenditures, implementation of new technologies within their networks, and testing of new technologies that affect key operations.

     Many of the large organizations that we target as customers have lowered their rate of spending on information technology, including data storage products and services, as a result of recent unfavorable economic and market conditions. If economic and market conditions do not improve, our business, results of operations or financial condition could be materially adversely affected. In addition, due to the large size of enterprise transactions, if orders forecasted for a specific transaction for a particular quarter are not realized in that quarter, our operating results for that quarter may be seriously harmed.

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

  A class action lawsuit has been filed against us, and additional suits may be filed, which may result in litigation that is costly to defend and the outcome of which may harm our business

     We and several of our officers are named as defendants in a purported class action complaint that has been filed on behalf of certain persons who purchased our common stock between June 30, 2000 and December 6, 2000. This complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended. This complaint primarily alleges that there was undisclosed compensation received by our underwriters from purchasers of our common stock in connection with our initial public offering and secondary offering.

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

  Any failure of our products and services could lead to significant costs, service disruptions and data loss, which could reduce our revenues and harm our business and reputation

     To be successful, we must provide our customers with secure, efficient and reliable enterprise storage management software and managed data storage services. To meet these customer requirements, we must protect our software and services against failure caused by occurrences such as:

     o    product error;

     o    design flaws;

     o    human error;

     o    physical or electronic security breaches;

     o    fire, earthquake, flood and other disasters;

     o    power loss; and

     o    sabotage, vandalism and terrorism.

     The failure of our software to operate as we warrant, or the occurrence of a natural disaster or other unanticipated problem at one or more of our S-POP data centers that results in lack of performance, service interruptions, significant damage to equipment or loss or unavailability of customer data, could adversely affect our reputation, our ability to attract new customers and the value of our stock. We may also be subject to legal actions by our customers. Any significant product errors or design flaws or any widespread loss of services would slow the adoption of our products and services and cause damage to our reputation, which would seriously harm our business.

  Our revenues will not grow, our costs will increase, and our reputation will be damaged if we are not able to deliver our services in accordance with our contracts with our customers

     Because our services contracts provide customers credits against a portion of their monthly service fees if our managed data storage services do not achieve specified performance levels of data availability, successfully completed back-ups and data security, we will lose revenues and may experience a decrease in customer satisfaction if our services and software do not perform as we expect. Our failure to satisfy our customers could damage our reputation, significantly reduce demand for our products and services, and cause us to receive lower fees than expected and incur unforeseen costs to remedy our shortfalls.

  Quarterly and annual operating results and revenues are subject to fluctuations caused by many factors, which may cause our stock price to decline and could cause long-term harm to our business

     Quarterly and annual results of operations are affected by a number of factors, which in turn could adversely affect our revenues, profitability or cash flow in the future and could cause serious harm to our business. These factors include:

     o Our success at marketing and selling our software and services, and customers' reactions to our new software products;

     o    success in expanding and adapting our sales and marketing programs;

     o financial condition of our customers and customers' demand for and implementation of our products and services;

     o    length of sales cycle;

     o    general economic conditions;

     o    price and product competition;

     o ability to develop, manufacture, introduce and support new or enhanced products and services;

     o market acceptance of our or our competitors' new products and services;

     o    ability to control costs;

     o    new hardware and software technologies;

     o    size and timing of licensing and services transactions;

     o    ability to retain qualified personnel;

     o    changes in pricing policies;

     o    quality control of our products and services;

     o acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies;

     o    acts of terrorism and acts of war;

     o temporary shortages or interruptions in supply of storage hardware and software; and

     o    natural disasters in the geographic markets in which we operate.

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

  We may not be able to obtain additional financing necessary to grow our business

     We may need to raise additional funds in the future, for example, to develop new technologies, support our expansion, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated situations. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements. Our ability to obtain debt or equity funding will depend on a number of factors, including market conditions, our operating performance and investor interest. We cannot be sure that we will be able to secure additional financing on acceptable terms or at all. If adequate funds are not available, we may be required to revise our business plan to reduce expenditures, including reducing our product development efforts, curtailing our growth strategies or foregoing acquisitions. If we succeed in raising additional funds through the issuance of equity or convertible securities, the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our common stock. In addition, the terms of these securities could impose restrictions on our operations.

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

  A portion of our current customers are Internet-based businesses that may not pay us for our services on a timely basis and that may not succeed over the long term

    Approximately 18% of our revenues recognized in the first quarter of 2002 were derived from customers that are Internet-based businesses, and a portion of our future managed storage services revenues will be derived from this customer base. The unproven business models of some of these customers make their continued financial viability uncertain. Given the short operating history and emerging nature of many of these businesses, some of our customers have encountered financial difficulties and failed to pay for our services or substantially delayed payment and there is a risk that more of these customers will encounter similar difficulties. The failure of any of our customers to pay our fees on a timely basis or to continue to purchase our services in accordance with their contractual commitments could adversely affect our revenue collection periods, revenues and other financial results.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

     Nearly all of our revenues to date have been denominated in U.S. dollars and are primarily from customers located in the United States. Although we have S-POP data centers and sales offices located outside the United States, revenues from international customers to date have not been significant. We incur costs for our overseas offices in the local currency of those offices for staffing, rent, telecommunications and other services. As a result, our operating results are subject to fluctuations based upon changes in the exchange rates of those currencies in relation to the U.S. dollar. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and, when appropriate, use financial hedging techniques to minimize the effect of these fluctuations in the future. We do not currently utilize any derivative financial instruments or derivative commodity instruments.

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

     In August, 2001, a purposed class action lawsuit was filed in the United States District Court for the Southern District of New York against us and several of our officers as well as against the underwriters of our initial public offering of common stock in June, 2000. The complaint, which seeks unspecified damages, was filed allegedly on behalf of persons who purchased our common stock between June 30, 2000 and December 6, 2000. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended, primarily based on allegations that StorageNetworks, the underwriters and the other named defendants made material false and misleading statements concerning fees paid by purchasers of our common stock to the underwriters in the prospectus that was part of the registration statement on Form S-1 that was filed in connection with our initial public offering. The allegations in the complaint are generally related to the alleged receipt of excessive and undisclosed commissions by the underwriters and alleged prohibited after-market transactions by the underwriters. The complaint alleges that the underwriters obtained excessive commissions and inflated transactions fees from their customers, and allegedly entered into agreements with their customers pursuant to which the customers, in return for being allocated shares in the initial public offering, agreed to purchase additional shares on the open market at specified increased prices. In April, 2002, the complaint was amended to add allegations, substantially similar to those described above, concerning our secondary public offering of stock. Although we believe that these claims are without merit and intend to defend ourselves vigorously against such claims, we are not presently able to reasonably estimate potential losses, if any, related to this matter.

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

Item 2. Changes in Securities and Use of Proceeds

     In our initial public offering, we sold 10,350,000 shares of our common stock in an initial public offering at a price of $27.00 per share, less underwriting discounts and commissions, pursuant to a Registration Statement on Form S-1 (Registration No. 333-31430) that was declared effective by the Securities and Exchange Commission on June 29, 2000. In addition to expenses incurred in connection with the IPO and previously disclosed in our Forms 10-Q for the quarters ended June 30, 2000 and September 30, 2000, from the effective date of the registration statement through March 31, 2002, we have spent approximately $77.3 million of the $258.6 million of net proceeds from the IPO for capital lease payments, approximately $21.1 million of the proceeds from the IPO for operating expenses, and approximately $3.0 million for property and equipment.

Item 6. Exhibits and Reports on Form 8-K

     (b)  Reports on Form 8-K.

          None.

     The following registered trademarks, trademarks or servicemarks of StorageNetworks are mentioned in this Quarterly Report on Form 10-Q:
StorageNetworks, PACS, STORmanage, STORos, S-POP and STORfusion.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2002

                              STORAGENETWORKS, INC.


                              /s/ Paul C. Flanagan
                              --------------------
                              Paul C. Flanagan
                              Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary