Form 10-Q
period 2002-06-30
STORAGENETWORKS INC
filed 2002-08-13
CIK 1075658

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 0-30905

STORAGENETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3436145
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

225 Wyman Street
Waltham, MA 02451
(781) 622-6700
(Address, Including Zip Code, and Telephone Number, Including Area Code,
of Registrant’s Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares outstanding of the registrant’s Common Stock as of August 7, 2002: 98,772,440 shares.

StorageNetworks, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2002

PART I—FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

StorageNetworks, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2001	June 30, 2002
	(Note 1)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$185,834	$82,644
Short-term investments	42,978	76,824
Accounts receivable, net	13,735	7,589
Prepaid expenses and other current assets	9,407	6,874

Total current assets	251,954	173,931
Property and equipment, net	67,074	53,414
Restricted cash equivalents	30,158	28,958
Non-current investments	29,937	61,894
Other assets	5,618	2,549

Total assets	$384,741	$320,746
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,821	$1,952
Accrued expenses	50,259	33,982
Deferred revenue	5,868	11,793
Capital lease obligations	44,063	31,902

Total current liabilities	104,011	79,629
Capital lease obligations, less current portion	60,512	29,049
STOCKHOLDERS’ EQUITY:
Common stock	978	986
Treasury stock	(200)	(200)
Additional paid-in capital	597,938	597,357
Deferred stock compensation	(4,638)	(1,902)
Accumulated other comprehensive income	428	1,047
Accumulated deficit	(374,288)	(385,220)

Total stockholders’ equity	220,218	212,068

Total liabilities and stockholders’ equity	$384,741	$320,746

See notes to condensed consolidated financial statements.

StorageNetworks, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
REVENUES:
Managed storage services revenues	$29,818	$22,418	$52,867	$53,057
User license fees	—	328	—	328
Professional services revenues	3,584	1,004	7,640	1,991

Total revenues	33,402	23,750	60,507	55,376
COSTS AND EXPENSES:
Cost of managed storage services revenues, excluding deferred stock compensation amortization amounts	32,189	14,525	62,299	35,122
Cost of professional services revenues, excluding deferred stock compensation amortization amounts	2,198	591	4,981	1,236
Sales and marketing, excluding deferred compensation amortization amounts	18,393	4,696	36,793	10,747
General and administrative, excluding deferred compensation amortization amounts	5,757	4,641	11,260	7,643
Research and development, excluding deferred compensation amortization amounts	6,524	3,832	10,880	8,298
Amortization of deferred stock compensation*	1,154	364	2,348	826

Total costs and expenses	66,215	28,649	128,561	63,872
Loss from operations	(32,813)	(4,899)	(68,054)	(8,496)
Interest income	4,320	1,789	9,753	3,309
Interest expense	(3,709)	(2,428)	(6,764)	(5,745)

Net loss	$(32,202)	$(5,538)	$(65,065)	$(10,932)

Net loss per share—basic and diluted	$(0.33)	$(0.06)	$(0.68)	$(0.11)
Weighted average common shares outstanding	96,449	98,466	96,159	98,283

*Amortization of deferred stock compensation consists of the following:
Cost of managed storage services revenues	$117	$34	$322	$114
Cost of professional services revenues	59	40	111	79
Sales and marketing	382	163	787	328
General and administrative	101	93	202	188
Research and development	495	34	926	117

	$1,154	$364	$2,348	$826

See notes to condensed consolidated financial statements.

StorageNetworks, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2001	2002
Net cash provided by (used in) operating activities	$(31,528)	$7,190
INVESTING ACTIVITIES:
Purchases of property and equipment	(20,118)	(3,975)
Purchases of short term and non-current investments	(156,127)	(134,390)
Proceeds from maturities of short term investments	113,068	68,587
(Purchases) proceeds from maturities of restricted cash equivalents	(648)	1,200
Purchases of long term investments	(2,000)	—

Net cash used in investing activities	(65,825)	(68,578)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,173	1,344
Acquisition of treasury stock	(200)	—
Offering costs	(552)	—
Payments of capital lease obligations	(18,964)	(43,687)

Net cash used in financing activities	(18,543)	(42,343)

Net decrease in cash and cash equivalents	(115,896)	(103,731)
Effect of exchange rate changes on cash	837	541
Cash and cash equivalents at beginning of period	304,861	185,834

Cash and cash equivalents at end of period	$189,802	$82,644

See notes to condensed consolidated financial statements.

StorageNetworks, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of StorageNetworks, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2002.

2.    Revenue Recognition

The Company derives revenue from primarily two sources: user fee software licenses and services. User fee software license revenue consists of revenue derived from perpetual licenses for the Company’s STORos StorageManager product. Service revenue includes revenue derived from software transactions from contracts for software maintenance and technical support, consulting and training. Service revenue also includes revenues derived from fees from customer use of the Company’s managed storage services and revenues derived from professional services.

The Company recognizes revenue from software transactions by applying the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (as amended by SOP 98-4 and SOP 98-9) and related interpretations.

The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. The determination of fair value of each element in multiple element arrangements is based on the price charged when the same element is sold separately.

A typical software arrangement includes software licenses, maintenance, consulting and training.

Maintenance includes updates (unspecified product upgrades and enhancements) on a when-and-if available basis, telephone support, and bug fixes or patches. Consulting consists primarily of product installation, which does not involve customization of the software. Consulting fees are based on the level of effort required to perform the installation. Training consists of courses taught by the Company’s instructors at the customer’s site. Training fees are based on a per course fixed-price basis.

The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has vendor-specific, objective evidence of fair value to allocate revenue to the maintenance, consulting and training. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery of the software using the residual method in accordance with SOP 98-9. Revenue from maintenance is recognized ratably over the maintenance term. Revenue for consulting and training is recognized as the services are performed.

The Company’s managed storage services include PACS storage services, STORbackup storage services, STORmanage storage services, and STORfusion storage services. Revenues for managed storage services and professional services are recognized in accordance with the guidance of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” when

StorageNetworks, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

all of the following conditions are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collection is reasonably assured.

Revenues from the Company’s PACS, STORbackup and STORmanage storage services primarily include monthly service fees charged on a per usage basis and are recognized as the managed storage services are provided.

STORfusion services include fees for launch and enablement services and monthly service fees. Revenues from launch and enablement services are recognized ratably over the period the services are provided. Monthly service fees are charged on a per usage basis and are recognized as the managed storage services are provided.

Revenues from professional service engagements are recognized as the services are provided. Revenues on fixed-price contracts are recognized using the percentage of completion method of accounting and are adjusted monthly for the cumulative impact of any revision in estimates. The Company determines the percentage of completion of its contracts by comparing costs incurred to date to total estimated costs. Contract costs include all direct labor and expenses to the contract performance.

3.    Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31, 2001	June 30, 2002
Managed storage services related equipment	$60,011	$59,325
Furniture, fixtures, computer and other equipment	9,778	7,231
Leasehold improvements	9,845	9,873

	79,634	76,429
Less accumulated depreciation and amortization	(12,560)	(23,015)

	$67,074	$53,414

4.    Impairment Charge and Other Related Costs

In 2001, the Company recorded an asset impairment charge of $79.0 million and other one-time charges of $35.4 million.

At June 30, 2002, the Company had $13.3 million remaining in accrued expenses relating to theses charges, consisting of the following (in thousands):

	December 31, 2001	Activity	June 30, 2002
Fiber related obligations	$9,048	$(538)	$8,510
Future commitments for office and S-POP floor space	6,581	(2,229)	4,352
Future commitments for assets related to fully managed primary storage services	3,030	(2,696)	334
Employee termination costs and other charges	244	(150)	94

Total	$18,903	$(5,613)	$13,290

StorageNetworks, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Segment Information

The Company considers its software licensing, managed storage services and its professional services as reportable segments under the aggregation criteria of Statement of Financial Accounting Standards No. 131 “Segment Information”. The revenues and related cost of revenues for each reportable segment are reported separately in the accompanying consolidated statements of operations.

The percentage of managed storage services revenues derived from international operations totaled 6% and 3% for the three months ended June 30, 2001 and 2002 and 5% and 3% for the six months ended June 30, 2001 and 2002, respectively. The percentage of professional services revenues derived from international operations totaled 19% and 8% for the three months ended June 30, 2001 and 2002 and 16% and 4% for the six months ended June 30, 2001 and 2002, respectively.

Total assets for the Company’s managed storage services were $79.7 million and $45.1 million at December 31, 2001 and June 30, 2002, respectively. Total assets for the Company’s professional services were $1.2 million and $726,000 at December 31, 2001 and June 30, 2002, respectively.

6.    Comprehensive Loss

Total comprehensive loss was not materially different from net loss for the three and six months ended June 30, 2001 and 2002.

7.    Commitments and Contingencies

Litigation

In July, 2001 the Company initiated an action against Metromedia Fiber Network (“MFN”) in Middlesex (Massachusetts) Superior Court. This action seeks compensatory, punitive and declaratory relief, alleging, among other things, misrepresentation, fraudulent inducement and breach of contract due to MFN’s failure to possess or to deliver fiber optic capacity in accordance with representations made by MFN and as specified under the Company’s Fiber Optic Network Leased Fiber Agreement (the “Fiber Agreement”) with MFN. MFN also commenced litigation against us in New York state court, claiming we had breached the Fiber Agreement. The New York case was dismissed due to the pendency of the Massachusetts case. While the outcome of this matter is not currently determinable, the Company believes that the result will not have a material adverse effect on the results of its operations or its financial position, although the Company can make no assurances in this regard. This matter is currently stayed due to MFN’s pending bankruptcy filing.

In August, 2001, a purposed class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and several of its officers as well as against the underwriters of the Company’s initial public offering of common stock in June, 2000. The complaint, which seeks unspecified damages, was filed allegedly on behalf of persons who purchased the Company’s common stock between June 30, 2000 and December 6, 2000. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended, primarily based on allegations that the Company, the underwriters and the other named defendants made material false and misleading statements concerning fees paid by purchasers of the Company’s common stock to the underwriters in the prospectus that was part of the registration statement on Form S-1 that was filed in connection with the Company’s initial public offering. The allegations in the complaint are generally related to the alleged receipt of excessive and undisclosed commissions by the underwriters and alleged prohibited after-market transactions by the underwriters. The complaint alleges that the underwriters obtained excessive commissions and inflated transactions fees from their customers, and allegedly entered into agreements with their customers pursuant to which the customers, in return for being allocated shares in the initial public offering, agreed to purchase additional shares on the open market at specified increased prices. In April, 2002, the complaint was amended to add allegations, substantially similar to those described above, concerning the Company’s secondary public offering of stock. Although the Company believes that these claims are without merit and intends to defend itself vigorously against such claims, it is not presently able to reasonably estimate potential losses, if any, related to this matter.

In addition, the Company is subject to various claims and proceedings in the ordinary course of business. Based on information currently available, the Company believes that none of such current claims or proceedings, individually or in the aggregate, will materially harm its financial condition or results of operations, although the Company can make no assurances in this regard.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of financial condition and results of operations contains forward-looking statements and is subject to important factors that could cause StorageNetworks, Inc.’s (“we”, “our” or “StorageNetworks”) future results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption “Certain Factors That May Affect Future Operating Results”.

Overview

We are a provider of data storage resource management solutions. Our solutions are designed to help customers manage their data storage environments through our software and our best practices methodologies. We offer:

•	Storage management software, consisting of our STORos v5.0 platform and our STORos StorageManager v5.0 software application, which became generally available in the second quarter of 2002,

•	Best practices methodologies for storage management through our STORconsulting professional services, and

•	Managed storage services, consisting of our fully-managed PACS and STORbackup services and our software-based STORmanage and STORfusion services.

Until the second quarter of 2002, we derived all of our revenues from our managed storage services and our professional services. In late 2001, we identified an opportunity to license our software to customers. As a result, we shifted our focus to the development and commercialization of our software. Therefore, we scaled back the sales and marketing activities for our managed storage service offerings and focused on developing and enhancing our software and services for enterprise customers and service providers.

In the second quarter of 2002, we commercialized our STORos software as a stand-alone software platform. From this platform, we have made available for sale StorageManager v5.0, our enterprise storage resource management software application. This software, combined with our professional service capabilities, will enable customers to use our solutions in managing their own storage infrastructures more efficiently and effectively. During the second quarter of 2002, we began recognizing revenue for the license of StorageManager.

Since our inception, we have incurred significant losses and negative operating cash flows, including a net loss of $10.9 million during the six months ended June 30, 2002. As of June 30, 2002, we had an accumulated deficit of $385.2 million. We have not achieved profitability on a quarterly or an annual basis. We believe that we will continue to incur losses on a quarterly and annual basis for the foreseeable future. The revenue and income potential of our business in general, and of our stand-alone software in particular, is unproven, and our limited operating history makes an evaluation of our company difficult. In light of the evolving nature of our business, products, services and customer base, we believe that you should not rely on the period-to-period comparison of our operating results to predict our future performance. You must consider our prospects in light of the risks, expenses and difficulties encountered by new companies in rapidly evolving industries. We may not be successful in addressing these risks and difficulties.

Critical Accounting Estimates and Judgments

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported assets and liabilities, revenues and expenses, and other financial information. Actual results may differ significantly from these estimates under different assumptions and conditions.

The SEC has indicated that critical accounting estimates and judgments are those which are both important to the portrayal of the company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our significant accounting policies are more fully described in Note 2 of our annual report on Form 10-K for the year ended December 31, 2001. Not all of these significant accounting policies, however, require management to make difficult, complex or subjective judgments or estimates. We believe that our accounting policies relating to impairment of long-lived assets, allowance for doubtful accounts and provision for income taxes, as described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Form 10-K for the year ended December 31, 2001, fit the definition of “critical accounting estimates and judgments.” In addition, we believe our accounting policy relating to revenue recognition, as described below, fits the definition.

Revenue Recognition

We derive revenue from primarily two sources: user fee software licenses and services. User fee software license revenue consists of revenue derived from perpetual licenses for our STORos StorageManager product. Service revenue includes revenue derived from software transactions from contracts for software maintenance and technical support, consulting and training. Service revenue also includes revenues derived from fees from customer use of our managed storage services and revenues derived from professional services.

We recognize revenue from software transactions by applying the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (as amended by SOP 98-4 and SOP 98-9) and related interpretations.

We allocate revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. The determination of fair value of each element in multiple element arrangements is based on the price charged when the same element is sold separately.

A typical software arrangement includes software licenses, maintenance, consulting and training.

Maintenance includes updates (unspecified products upgrades and enhancements) on a when-and-if available basis, telephone support, and bug fixes or patches. Consulting consists primarily of product installation, which does not involve customization of the software. Consulting fees are based on the level of effort required to perform the installation. Training consists of courses taught by our instructors at the customer’s site. Training fees are based on a per course fixed-price basis.

We have analyzed all of the elements included in our multiple-element arrangements and determined that we have vendor-specific objective evidence of fair value to allocate revenue to the maintenance, consulting and training. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery of the software license using the residual method in accordance with SOP 98-9. Revenue from maintenance is recognized ratably over the maintenance term. Revenue for consulting and training is recognized as the services are performed.

Our managed storage services include PACS storage services, STORbackup storage services, STORmanage storage services, and STORfusion storage services. Revenues for managed storage services and professional services are recognized in accordance with the guidance of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” when all of the following conditions are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collection is reasonably assured.

Revenues from our PACS, STORbackup and STORmanage storage services primarily include monthly service fees charged on a per usage basis and are recognized as the managed storage services are provided.

STORfusion services include fees for launch and enablement services and monthly service fees. Revenues from launch and enablement services are recognized ratably over the period the services are provided. Monthly service fees are charged on a per usage basis and are recognized as the managed storage services are provided.

Revenues from professional service engagements are recognized as the services are provided. Revenues on fixed-price contracts are recognized using the percentage of completion method of accounting and are adjusted monthly for the cumulative impact of any revision in estimates. We determine the percentage of completion of our contracts by comparing costs incurred to date to total estimated costs. Contract costs include all direct labor and expenses to the contract performance.

Results of Operations

Three and six months ended June 30, 2002 and 2001

Revenues

Total revenues for the three months and six months ended June 30, 2002 were $23.8 million and $55.4 million, compared to $33.4 million and $60.5 million in the same periods in 2001.

Revenues from managed storage services for the three and six months ended June 30, 2002 were $22.4 million and $53.1 million, compared to $29.8 million and $52.9 million in the same periods in 2001. The decrease in managed storage services revenues in the three months ended June 30, 2002 resulted from fewer customers and contracts generating revenue. Although we had fewer overall customers in the six months ended June 30, 2002, managed storage services revenues increased slightly from the same period in 2001 because our customer base consisted of companies for whom we managed larger volumes of data and accordingly, our average annualized revenue per customer was higher in the six months ended June 30, 2002. However, due to enterprise accounts converting from managed storage service deals to software and service deals with lower average selling prices, managed storage service accounts renewing at lower average selling prices and contract expirations, we do not expect revenues to increase in the nine months ending September 30, 2002 compared to the nine months ended September 30, 2001. Approximately 5% of our total consolidated revenues earned in the quarter ended June 30, 2002 were recognized from fees paid for non-recurring customer contract renegotiations, compared to 7% in the same period in 2001.

Revenues from professional services were $1.0 million and $2.0 million for the three and six months ended June 30, 2002, compared to $3.6 million and $7.6 million in the same periods in 2001. The decreases in professional services revenues resulted from decreases in the number of professional services engagements in the 2002 periods. In the 2001 periods, we primarily performed subcontracted professional service engagements. In the 2002 periods, we delivered higher scale and increased value-added services compared to the 2001 period and we performed fewer sub-contracting engagements. However, we performed fewer overall professional service engagements and our professional service revenues declined.

Revenues from user license fees were $328,000 during the three and six months ended June 30, 2002. Our STORos software platform and StorageManager enterprise storage resource management software applications became generally available in the second quarter of 2002.

Cost of Revenues

Cost of managed storage services revenues in the three and six months ended June 30, 2002 were $14.5 million and $35.1 million, compared to $32.2 million and $62.3 million in the same periods in 2001. The decreases resulted primarily from lower depreciation and equipment maintenance expense related to equipment used to deliver our services. Our cost basis for the infrastructure used in the delivery of our services was lower in the 2002 periods as a result of an asset impairment charge recognized in the fourth quarter of 2001. In addition, in the 2002 periods we had fewer personnel inside S-POP data centers delivering our services because we further utilized our software to centrally manage our customer’s data. Finally, we had fewer S-POP data centers located inside hosting service providers in the 2002 periods. Accordingly, we incurred lower floor space costs in the 2002 periods.

Cost of professional services revenues in the three and six months ended June 30, 2002 were $591,000 and $1.2 million, compared to $2.2 million and $5.0 million in the same periods in 2001. The decreases were caused by a reduction in the number of professional services personnel in the 2002 periods as a result of fewer professional services engagements.

Sales and Marketing

Sales and marketing expenses in the three and six months ended June 30, 2002 were $4.7 million and $10.7 million, compared to $18.4 million and $36.8 million in the same periods in 2001. The decreases were caused primarily by reductions in the number of sales and marketing personnel, and the related salaries, benefits and commissions paid to those personnel, in the three and six months ended June 30, 2002. In addition, lower fees paid to third parties, such as hosting service providers, who resell or market our services to customers, were incurred in the 2002 periods because more of our revenues were derived from services within a customer’s own on-site data center.

General and Administrative

General and administrative expenses in the three and six months ended June 30, 2002 were $4.6 million and $7.6 million, compared to $5.8 million and $11.3 million in the same periods in 2001. The decreases were caused by reductions in the number of general and administrative personnel, as well as a decrease in professional fees, legal costs, and recruiting fees, in the three and six months ended June 30, 2002. The decrease in the six months ended June 30, 2002 compared to the 2001 period was also the result of fewer field offices and our recovery of $1.5 million of bad debt expense in the first quarter of 2002 which represented an estimate of uncollectible accounts receivable recorded during the third quarter of 2001 as a result of the Chapter 11 filing by Exodus Communications.

Research and Development

Research and development expenses in the three and six months ended June 30, 2002 were $3.8 million and $8.3 million, compared to $6.5 million and $10.9 million in the same periods in 2001. Although the number of personnel within research and development increased in the 2002 periods, specifically within software development, we significantly reduced amounts spent on third party consultants in the 2002 periods which resulted in lower costs incurred in connection with technology and research activities.

Amortization of Deferred Stock Compensation

Amortization of deferred stock compensation in the three and six months ended June 30, 2002 was $364,000 and $826,000, compared to $1.2 million and $2.3 million in the same periods in 2001. The decrease in the 2002 periods resulted from the termination of certain compensatory stock options as a result of employee terminations before such options vested.

Interest Income

Interest income in the three and six months ended June 30, 2002 was $1.8 million and $3.3 million, compared to $4.3 million and $9.8 million in the same periods in 2001. The decreases were caused by lower average cash and investment balances and lower average interest rates during the 2002 periods.

Interest Expense

Interest expense in the three and six months ended June 30, 2002 was $2.4 million and $5.7 million, compared to $3.7 million and $6.8 million in the same periods in 2001. The decreases resulted from the settlement of certain capital lease obligations, under which interest expense is incurred, in the 2002 periods.

Liquidity and Capital Resources

At June 30, 2002, we had cash and cash equivalents, including temporarily restricted cash equivalents, of $111.6 million, short-term and non-current investments of $138.7 million, and working capital of $94.3 million.

Net cash provided by operating activities totaled $7.2 million in the six months ended June 30, 2002, and net cash used in operating activities was $31.5 million in the same period in 2001. Our use of cash in the 2001 period was primarily attributable to the operating loss generated by our investment in the growth of our business offset by non-cash charges such as depreciation and amortization and increases in accounts payable and accrued expenses. Our net cash provided by operating activities in the 2002 period was primarily attributable to a lower operating loss due to a reduction in total overall costs in the 2002 period. Approximately $14.1 million of our loss was attributable to non-cash items such as depreciation and amortization. In addition, we received a prepayment of one year’s managed storage services of $9.8 million by one of our customers. Ordinarily, customers pay for their services on a monthly basis.

Net cash used in investing activities totaled $68.6 million in the six months ended June 30, 2002, and $65.8 million in the same period in 2001. Our cash used in investing activities in the 2001 and 2002 periods resulted primarily from the purchase of short-term and non-current investments, partially offset by maturities of such investments. Cash used in the 2001 period was also attributable to the procurement of capital equipment to be used in our S-POP data centers for our managed storage service offerings. Due to the shift in our focus to the development and commercialization of our software, we had fewer new managed service engagements and purchased less capital in the 2002 period.

Net cash used in financing activities totaled $42.3 million in the six months ended June 30, 2002, and $18.5 million in the same period in 2001. The cash used in financing activities in the 2001 and 2002 periods primarily reflects the payments of capital lease obligations. We used more cash in the 2002 period because we settled $27.9 million of certain capital lease obligations in order to reduce the future interest incurred on such obligations.

We believe, based on our current operating plan, plus interest income and anticipated revenues, that our current cash and short-term investment position and available financing arrangements will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, we may need to raise additional funds to develop new products or services or acquire complementary businesses or technologies or if we choose to more rapidly expand our business. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

Certain Factors that May Affect Future Operating Results

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use words such as “anticipate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words to help identify forward-looking statements. You should read statements that contain these words carefully because they discuss our future expectations and contain projections of our future results of operations or of our financial position or other “forward-looking” information that involve substantial risks and uncertainties.

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

We may not successfully produce and sell our enterprise storage resource management software

Historically, our managed storage services have generated the majority of our revenues, including 96% of our revenues through the six months ended June 30, 2002. In January, 2002, we announced our intention to transition our business to focus on providing storage management software and services that meet the needs of large enterprise organizations and service providers, and in July, 2002, we announced the general availability of our STORos v5.0 platform and STORos StorageManager v5.0 software, our first commercially available software products. To date, however, we have experienced only limited sales of these software products.

To be successful, this transition will require the successful, continued development of new products and new versions of our software products. These products and versions may not be available on schedule, or at all, and may not be accepted by customers. This transition will also require changes in many aspects of our operations, including a modification of the function of our engineering department, our revenue forecasting, our profitability metrics, how we contract with our customers, how we provide support to our customers, how we market and sell our products and services, how we train our sales force, how we utilize third party sales channels, and how we compensate our sales force. If this transition is not successful, our business, operating results and financial condition will be materially and adversely affected.

We have a limited operating history

Due to the changing nature of our business, our limited operating history and the emerging nature of our markets, products and services, it is difficult to evaluate our business and prospects. We commenced operations in October, 1998. We began offering our managed data storage services in May, 1999 and derived 12% of our revenues in 1999, 64% of our revenues in 2000, 92% of our revenues in 2001 and 96% of our revenues through the first six months of 2002 from these services. None of our revenues in 2001 or in the first quarter of 2002, and only a limited amount of our revenues in the second quarter of 2002, were derived from the direct licensing of software products. The enterprise storage resource management software and services markets are relatively new, highly competitive, and may not continue to grow or be sustainable. Potential customers may choose to purchase enterprise storage management software and services from a competitor or may choose to develop the software or services themselves. It is possible that our software and services may never achieve significant market acceptance. If these markets do not mature, or develop more slowly than we expect, our business, results of operations and financial condition will be seriously harmed.

We have incurred losses in each quarter since our inception. We experienced net losses of $23.9 million in 1999, $124.9 million in 2000, $225.0 million in 2001 and $10.9 million in the first six months of 2002. As of June 30, 2002, we had an accumulated deficit of $385.2 million. We cannot be certain that our revenues will grow or that we will generate sufficient revenues to achieve profitability. We believe that we will continue to incur losses on a quarterly and annual basis for the foreseeable future. We will need to generate higher revenues in order to achieve and maintain profitability. If our revenues do not grow or grow more slowly, or if our operating or capital expenses increase more than we expect or cannot be further reduced in the event of lower revenues, our business will be materially and adversely affected.

Our stock price has been volatile and could result in substantial losses for investors

The market for technology stocks has been extremely volatile. The following factors could cause the market price of our common stock in the public market to fluctuate significantly:

•	the addition or departure of key personnel;

•	variations in our quarterly operating results;

•	announcements by us or our competitors of the gain or loss of significant contracts, new products or service offerings or enhancements, mergers, acquisitions, joint ventures or capital commitments;

•	changes in earnings estimates by analysts;

•	our inability to realize forecasted results of operations for a particular period;

•	our sales of common stock or other securities in the future;

•	changes in market valuations of technology companies; and

•	fluctuations in stock market prices and volumes.

Our market is highly competitive, and our competition includes established storage hardware and software vendors and service providers against whom we may not be able to compete successfully

The market in which we operate is highly competitive and is marked by rapid and substantial technological change, the emergence of new competitive companies, products and services, changing customer needs and evolving technical standards. To remain competitive, we must develop new products and services and continue to enhance our existing products and services. We may be unsuccessful in our attempts to forecast customer preferences or customer demand accurately, or develop new products or services or new releases or versions that meet the needs of customers. In addition, the introduction of new products and services, or new versions of existing products, may not meet with customer acceptance or may be delayed. We currently face competition from hardware and software vendors whose products compete with our software products and who also provide consulting and related services that compete with our services. Many of these vendors have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than we have. Many of these vendors also have more extensive customer bases, broader customer relationships and broader industry alliances than us, including relationships with many of our current and potential customers. We also may face competition from new entrants to the data storage management market.

Increased competition from any of these sources could result in a loss of existing customers and an inability to increase market share. Our current and future competitors could introduce products and services with superior features and functionality, and could bundle their services and software with other products in order to compete. Additionally, price competition, particularly from competitors with greater resources, could require us to reduce the prices for our software and services. Any of these results could seriously harm our business and financial condition.

We might experience significant defects in our software products

In the past, we have utilized our software to manage the delivery of our services to our customers. However, we have only recently sold our software to customers as independent products, and we may not be successful in developing new versions of these products or other new products. Software products frequently contain errors or failures, especially when first introduced or when new versions are released. We might experience significant errors or failures in our products, or they might not work with other hardware or software as expected, which could delay the development or release of new products or new versions of products, or which could adversely affect market acceptance of our products.

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

We rely on enterprise transactions

We market our products and services to large enterprise customers. However, we may not successfully be able to market and sell our software or services to such customers. Such failure could seriously harm our business, operating results and financial condition. Our operating results are sensitive to the timing of such orders. Such orders are difficult to manage and predict, because:

•	The sales cycle is typically lengthy, generally lasting three to twelve months, and varies substantially from transaction to transaction;

•	Enterprise license transactions often include multiple elements such as product licenses, maintenance, consulting, services and support;

•	Recognition of revenue from enterprise license transactions may vary from transaction to transaction;

•	Enterprise license transactions typically involve significant technical evaluation and commitment of resources; and

•
Customers’ internal procedures frequently cause delays in orders. Such internal procedures include approval of capital expenditures, implementation of new technologies within their networks, and testing of new technologies that affect key operations.

Many of the large organizations that we target as customers have lowered their rate of spending on information technology, including data storage management products and services, as a result of unfavorable economic and market conditions. If economic and market conditions do not improve, our business, results of operations or financial condition could be materially adversely affected. In addition, due to the large size of enterprise transactions, if orders forecasted for a specific transaction for a particular quarter are not realized in that quarter, our operating results for that quarter may be seriously harmed.

Certain software is licensed from third parties

Some of our products contain software licensed from third parties. Some of these licenses may not be available to us in the future or on terms that are acceptable or allow our products to remain competitive. Our inability to use any of this third-party software could result in shipment delays, delays in the development of future products or enhancements of existing products, or other disruptions in our business, which could materially and adversely affect our business, financial condition and operating results.

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

Our revenues could decline if our customers do not renew our services or if the rates we charge for products or services are reduced

We provide our managed data storage services through service level agreements with our customers. In certain situations, we may elect not to renew certain customer contracts if we believe those contracts not to be profitable. In addition, we anticipate that certain of our managed service customers will convert to software-based offerings, at lower average selling prices. We may also decide to lower the fees we charge for our software. In these cases, our revenues will be reduced and our business and financial results may suffer. As the data storage hardware, software and services market continues to experience increased competition and price pressure, we will continue to experience pressure to decrease the fees for our products and services, which could adversely affect our revenues and our gross margin.

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

•	product error;

•	design flaws;

•	human error;

•	physical or electronic security breaches;

•	fire, earthquake, flood and other disasters;

•	power loss; and

•	sabotage, vandalism and terrorism.

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

•	Our success at marketing and selling our software and services, and customers’ reactions to our new software products;

•	success in expanding and adapting our sales and marketing programs;

•	financial condition of our customers and customers’ demand for and implementation of our products and services;

•	length of sales cycle;

•	general economic conditions;

•	price and product competition;

•	ability to develop, manufacture, introduce and support new or enhanced products and services;

•	market acceptance of our or our competitors’ new products and services;

•	ability to control costs;

•	new hardware and software technologies;

•	size and timing of licensing and services transactions;

•	ability to retain qualified personnel;

•	changes in pricing policies;

•	quality control of our products and services;

•	acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies;

•	acts of terrorism and acts of war;

•	temporary shortages or interruptions in supply of storage hardware and software; and

•	natural disasters in the geographic markets in which we operate.

If any of our business relationships with hosting service providers, hardware and software vendors and other service providers and suppliers terminate or do not develop, our operating results could be adversely affected

We have formed business relationships, both formally and informally, with various hosting service providers, hardware and software vendors and other service providers and suppliers for data center floor space, joint marketing and sales activities. We may also need to develop relationships with distributors and third party hardware and software vendors to sell our software products. If we are unable to develop or maintain such relationships, or continue such relationships on terms favorable to us, our future operating results could be adversely affected.

For example, Exodus Communications, Inc. (“Exodus”), with whom we had a joint marketing and services agreement, filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code on September 26, 2001. Under the terms of our agreement with Exodus, we provide services to customers inside Exodus data centers, and Exodus generally invoices the customers for these services. On February 1, 2002, Exodus completed the sale of a substantial part of its business to Cable & Wireless plc (and Digital Island, Inc., a wholly-owned subsidiary of Cable & Wireless). As part of this acquisition, Cable & Wireless has assumed the joint marketing and services agreement, and we intend to continue to provide services to customers under that agreement. As a result of the change of ownership from Exodus to Cable & Wireless, some of these customers may move their business to data center hosting companies with whom we do not have a relationship. In addition, these customers may otherwise cease using our services, and Cable & Wireless may otherwise not fulfill its obligations under our agreement with Exodus, including the failure of certain Exodus subsidiaries to fulfill obligations under the agreement. Furthermore, we may be unable to negotiate reasonable terms with Cable & Wireless for data center floor space and other services. If our relationship with Cable & Wireless is terminated, or if we are otherwise unable to continue our relationship with Cable & Wireless on terms that are favorable to us, or if we are unable to collect revenue from Cable & Wireless, its subsidiaries, or from these customers, our business and results of operations would be substantially harmed.

Our software and services may become obsolete if we do not respond rapidly to technological and market changes

The data storage software and managed data storage services markets are and will continue to be characterized by rapid technological change and frequent new product and service introductions. We may be unable to respond quickly or effectively to these developments. If competitors introduce products, services or technologies that are better than ours or that gain greater market acceptance, or if new industry standards emerge, our software and services may become obsolete, which would materially harm our business and results of operations. In developing our software and services, we have made, and will continue to make, assumptions about the standards that industry associations, our customers and our competitors may adopt. If the standards adopted are different from those that we may now or in the future promote or support, market acceptance of our software and services may be significantly reduced or delayed, and our business will be harmed. In addition, the introduction of products or services incorporating new technologies and the emergence of new industry standards could render our existing products and services obsolete. The development of new or enhanced products and services is a complex and uncertain process that requires the accurate anticipation of technological and market trends.

We may not be able to obtain additional financing necessary to grow our business

We may need to raise additional funds in the future, for example, to develop new technologies, support expansion, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated situations. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements. Our ability to obtain debt or equity funding will depend on a number of factors, including market conditions, our operating performance and investor interest. We cannot be sure that we will be able to secure additional financing on acceptable terms or at all. If adequate funds are not available, we may be required to revise our business plan to reduce expenditures, including reducing our product development efforts, curtailing our growth strategies or foregoing acquisitions. If we succeed in raising additional funds through the issuance of equity or convertible securities, the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our common stock. In addition, the terms of these securities could impose restrictions on our operations.

A portion of our current customers are Internet-based businesses that may not pay us for our services on a timely basis and that may not succeed over the long term

Approximately 20% of our revenues recognized in the second quarter of 2002 were derived from customers that are Internet-based businesses, and a portion of our future revenues will be derived from this customer base. The unproven business models and financial positions of some of these customers make their continued viability uncertain. Given the short operating history and emerging nature of many of these businesses, some of our customers have encountered financial difficulties and failed to pay for our services or substantially delayed payment and there is a risk that more of these customers will encounter similar difficulties. The failure of any of our customers to pay our fees on a timely basis or to continue to purchase our services in accordance with their contractual commitments could adversely affect our revenue collection periods, revenues and other financial results.

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

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

In July, 2001 we initiated an action against Metromedia Fiber Network (“MFN”) in Middlesex (Massachusetts) Superior Court. This action seeks compensatory, punitive and declaratory relief, alleging, among other things, misrepresentation, fraudulent inducement and breach of contract due to MFN’s failure to possess or to deliver fiber optic capacity in accordance with representations made by MFN and as specified under our Fiber Optic Network Leased Fiber Agreement (the “Fiber Agreement”) with MFN. MFN also commenced litigation against us in New York state court, claiming we had breached the Fiber Agreement. The New York case was dismissed due to the pendency of the Massachusetts case. While the outcome of this matter is not currently determinable, we believe that the result will not have a material adverse effect on the results of our operations or our financial position, although we can make no assurances in this regard. This matter is currently stayed due to MFN’s pending bankruptcy filing.

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

Item 2.     Changes in Securities and Use of Proceeds

In our initial public offering, we sold 10,350,000 shares of our common stock in an initial public offering at a price of $27.00 per share, less underwriting discounts and commissions, pursuant to a Registration Statement on Form S-1 (Registration No. 333-31430) that was declared effective by the Securities and Exchange Commission on June 29, 2000. In addition to expenses incurred in connection with the IPO and previously disclosed in our Forms 10-Q for the quarters ended June 30, 2000 and September 30, 2000, from the effective date of the registration statement through June 30, 2002, we have spent approximately $121 million of the $258.6 million of net proceeds from the IPO for capital lease payments, approximately $14 million for operating expenses, which may include salary payments to executive officers and related expenses, and approximately $6.9 million for property and equipment. Except as otherwise indicated, none of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer or general partner of us, or any of their associates, or to any person owning ten percent or more of any class of our equity securities, or any of our affiliates.

Item 4.     Submission of Matters to a Vote of Security Holders

On May 15, 2002 we held our Annual Meeting of Stockholders, at which Robert E. Davoli was elected as a Class II director for a term to expire at our Annual Meeting of Stockholders to be held in 2005. Mr. Davoli was elected with 75,968,425 shares of common stock being voted for his election and 908,835 shares of common stock being withheld. Our stockholders also approved the selection of Ernst & Young LLP as our independent auditors for the year ending December 31, 2002. Such proposal was approved by the following votes: 75,879,047 shares of common stock voted in favor of the selection, 925,496 shares voted against the selection and 72,717 shares of common stock abstained from the vote.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Description
10.1	Executive Retention Agreement between StorageNetworks, Inc. and Peter W. Bell

10.2	Executive Retention Agreement between StorageNetworks, Inc. and Paul C. Flanagan

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

None

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

STORAGENETWORKS, INC.

By:	/s/ PAUL C. FLANAGAN
Paul C. Flanagan Executive Vice President, Chief Operating Officer and Chief Financial Officer

Dated: August 12, 2002

EXHIBIT INDEX

Exhibit Number	Description
10.1	Executive Retention Agreement between StorageNetworks, Inc. and Peter W. Bell

10.2	Executive Retention Agreement between StorageNetworks, Inc. and Paul C. Flanagan

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002