Form 10-Q
period 2002-09-30
STORAGENETWORKS INC
filed 2002-11-13
CIK 1075658

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2002.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares outstanding of the registrant’s Common Stock as of November 7, 2002: 98,954,267 shares.

STORAGENETWORKS, INC.

FORM 10-Q
For the Quarterly Period Ended September 30, 2002

PART I—FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

STORAGENETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2001	September 30, 2002
	(Note 1)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$185,834	$58,798
Short-term investments	42,978	94,513
Accounts receivable, net	13,735	7,669
Prepaid expenses and other current assets	9,407	7,289

Total current assets	251,954	168,269
Property and equipment, net	67,074	45,751
Non-current investments	29,937	49,267
Restricted cash equivalents	30,158	24,683
Other assets	5,618	2,057

Total assets	$384,741	$290,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,821	$2,266
Accrued expenses	50,259	31,886
Deferred revenue	5,868	7,857
Capital lease obligations	44,063	27,610

Total current liabilities	104,011	69,619
Capital lease obligations, less current portion	60,512	13,093
STOCKHOLDERS’ EQUITY:
Common stock	978	988
Treasury stock	(200)	(200)
Additional paid-in capital	597,938	596,923
Deferred stock compensation	(4,638)	(1,013)
Accumulated other comprehensive income	428	876
Accumulated deficit	(374,288)	(390,259)

Total stockholders’ equity	220,218	207,315

Total liabilities and stockholders’ equity	$384,741	$290,027

See notes to condensed consolidated financial statements.

STORAGENETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
REVENUES:
Managed storage services revenues	$29,788	$21,403	$82,655	$74,460
User license fees	—	—	—	328
Professional services revenues	1,752	632	9,392	2,623

Total revenues	31,540	22,035	92,047	77,411
COSTS AND EXPENSES:
Cost of managed storage services revenues, excluding deferred stock compensation amortization amounts	29,482	13,697	91,781	48,819
Cost of professional services revenues, excluding deferred stock compensation amortization amounts	1,034	734	6,015	1,970
Sales and marketing, excluding deferred compensation amortization amounts	12,004	3,963	48,797	14,710
General and administrative, excluding deferred compensation amortization amounts	7,691	4,000	18,951	11,643
Research and development, excluding deferred compensation amortization amounts	6,309	3,654	17,189	11,952
Amortization of deferred stock compensation*	870	223	3,218	1,049

Total costs and expenses	57,390	26,271	185,951	90,143
Loss from operations	(25,850)	(4,236)	(93,904)	(12,732)
Interest income	3,191	1,351	12,944	4,660
Interest expense	(4,081)	(2,154)	(10,845)	(7,899)
Other expense	(256)	—	(256)	—

Net loss	$(26,996)	$(5,039)	$(92,061)	$(15,971)

Net loss per share—basic and diluted	$(0.28)	$(0.05)	$(0.95)	$(0.16)
Weighted average common shares outstanding	96,723	98,663	96,421	98,410
*Amortization of deferred stock compensation consists of the following:
Cost of managed storage services revenues	$100	$35	$422	149
Cost of professional services revenues	48	12	159	91
Sales and marketing	158	76	945	404
General and administrative	99	95	301	283
Research and development	465	5	1,391	122

	$870	$223	$3,218	1,049

See notes to condensed consolidated financial statements.

STORAGENETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2001	2002
Net cash (used in) provided by operating activities	$(48,177)	$4,653
INVESTING ACTIVITIES:
Purchases of property and equipment	(18,940)	(4,353)
Purchases of short term and non-current investments	(188,250)	(177,524)
Proceeds from maturities of short term investments	195,938	106,658
(Purchases of) proceeds from maturities of restricted cash equivalents	(648)	5,475
Purchases of long term investments	(2,000)	—

Net cash used in investing activities	(13,900)	(69,744)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,414	1,581
Acquisition of treasury stock	(200)	—
Offering costs	(659)	—
Payments of capital lease obligations	(28,671)	(63,954)

Net cash used in financing activities	(28,116)	(62,373)

Net decrease in cash and cash equivalents	(90,193)	(127,464)
Effect of exchange rate changes on cash	842	428
Cash and cash equivalents at beginning of period	304,861	185,834

Cash and cash equivalents at end of period	$215,510	$58,798

See notes to condensed consolidated financial statements.

STORAGENETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of StorageNetworks, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

2.    Revenue Recognition

The Company derives revenue from primarily two sources: user fee software licenses and services. User fee software license revenue consists of revenue derived from perpetual licenses for the Company’s STORos StorageManager product. Service revenue includes revenue derived from software transactions under contracts for software maintenance and technical support, consulting and training. Service revenues also includes revenues derived from fees from customer use of the Company’s managed storage services and revenues derived from professional services.

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

STORAGENETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

3.    Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31, 2001	September 30, 2002
Managed storage services and lab equipment	$60,011	$59,241
Furniture, fixtures, computer and other equipment	9,778	7,128
Leasehold improvements	9,845	9,874

	79,634	76,243
Less accumulated depreciation and amortization	(12,560)	(30,492)

	$67,074	$45,751

4.    Impairment Charge and Other Related Costs

In 2001, the Company recorded an asset impairment charge of $79.0 million and other one-time charges of $35.4 million.

At September 30, 2002, the Company had $12.4 million remaining in accrued expenses relating to these charges, consisting of the following (in thousands):

	December 31, 2001	Activity	September 30, 2002
Fiber related obligations	$9,048	$(653)	$8,395
Future commitments for office and S-POP floor space	6,581	(2,936)	3,645
Future commitments for assets related to fully managed primary storage services	3,030	(2,745)	285
Employee termination costs and other charges	244	(150)	94

Total	$18,903	$(6,484)	$12,419

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

The percentage of managed storage services revenues derived from international operations totaled 5% and 4% for the three months ended September 30, 2001 and 2002 and 4% and 3% for the nine months ended September 30, 2001 and 2002, respectively. The percentage of professional services revenues derived from international operations totaled 6% and 26% for the three months ended September 30, 2001 and 2002 and 15% and 20% for the nine months ended September 30, 2001 and 2002, respectively. All of our software license revenue has been derived from domestic customers.

Total assets for the Company’s managed storage services were $79.7 million and $40.8 million at December 31, 2001 and September 30, 2002, respectively. Total assets for the Company’s professional services were $1.2 million and $559,000 at December 31, 2001 and September 30, 2002, respectively.

6.    Comprehensive Loss

Total comprehensive loss was not materially different from net loss for the three and nine months ended September 30, 2001 and 2002.

7.    Commitments and Contingencies

Litigation

In July, 2001 the Company initiated an action against Metromedia Fiber Network (“MFN”) in Middlesex (Massachusetts) Superior Court. This action seeks compensatory, punitive and declaratory relief, alleging, among other things, misrepresentation, fraudulent inducement and breach of contract due to MFN’s failure to possess or to deliver fiber optic capacity in accordance with representations made by MFN and as specified under the Company’s Fiber Optic Network Leased Fiber Agreement (the “Fiber Agreement”) with MFN. MFN also commenced litigation against the Company in New York state court, claiming the Company had breached the Fiber Agreement. The New York case was dismissed due to the pendency of the Massachusetts case. While the outcome of this matter is not currently determinable, the Company believes that the result will not have a material adverse effect on the results of its operations or its financial position, although the Company can make no assurances in this regard. This matter is currently stayed due to MFN’s pending bankruptcy proceeding.

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and several of its officers as well as against the underwriters of the Company’s initial public offering of common stock in June 2000. The complaint, which seeks unspecified damages, was filed allegedly on behalf of persons who purchased the Company’s common stock between June 30, 2000 and December 6, 2000. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended, primarily based on allegations that the Company, the underwriters and the other named defendants made material false and misleading statements concerning fees paid by purchasers of the Company’s common stock to the underwriters in the prospectus that was part of the registration statement on Form S-1 that was filed in connection with the Company’s initial public offering. The allegations in the complaint are generally related to the alleged receipt of excessive and undisclosed commissions by the underwriters and alleged prohibited after-market transactions by the underwriters. The complaint alleges that the underwriters obtained excessive commissions and inflated transactions fees from their customers, and allegedly entered into agreements with their customers pursuant to which the customers, in return for being allocated shares in the initial public offering, agreed to purchase additional shares on the open market at specified

STORAGENETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

increased prices. In April 2002, the complaint was amended to add allegations, substantially similar to those described above, concerning the Company’s secondary public offering of stock. In October, 2002, the individual defendants were dismissed without prejudice from this lawsuit pursuant to tolling agreements entered into with the plaintiffs. Although the Company believes that these claims are without merit and intends to defend itself vigorously against such claims, it is not presently able to reasonably estimate potential losses, if any, related to this matter.

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

Overview

We are a provider of data storage resource management solutions. Our solutions are designed to help customers manage their data storage environments through our software and our best practices methodologies. We offer:

•	Storage management software, consisting of our STORos platform and our STORos StorageManager software applications, which became generally available in the second quarter of 2002,

•	Best practices methodologies around assessments and enterprise storage utility enablement through our STORconsulting professional services, and

•	Managed storage services, consisting of our fully-managed PACS and STORbackup services and our software-based STORmanage and STORfusion services.

Except for the second quarter of 2002, we have derived all of our revenues from our managed storage services and our professional services. We began offering our software-based managed storage services in May 2001, and in late 2001, we identified an opportunity to license our software to customers as a stand-alone product. As a result, we shifted our focus to the development and commercialization of our software. Therefore, we scaled back the sales and marketing activities for our managed storage service offerings and focused on developing and enhancing our software and services for enterprise customers and service providers.

In the second quarter of 2002, we commercialized our STORos software as a stand-alone software platform. From this platform, we have made available for sale StorageManager and StorageManager for Backup, our enterprise storage resource management software applications. This software, combined with our professional service capabilities, will enable customers to use our solutions in managing their own storage infrastructures more efficiently and effectively.

Since our inception, we have incurred significant losses and negative operating cash flows, including a net loss of $16.0 million during the nine months ended September 30, 2002. As of September 30, 2002, we had an accumulated deficit of $390.3 million. We have not achieved profitability on a quarterly or an annual basis. We believe that we will continue to incur losses on a quarterly and annual basis for the foreseeable future. The revenue and income potential of our business in general, and of our stand-alone software products in particular, is unproven, and our limited operating history makes an evaluation of our company difficult. In light of the evolving nature of our business, products, services and customer base, we believe that you should not rely on the period-to-period comparison of our operating results to predict our future performance. You must consider our prospects in light of the risks, expenses and difficulties encountered by new companies in rapidly evolving industries. We may not be successful in addressing these risks and difficulties.

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

In December 2001, the SEC requested that all registrants discuss their “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC has indicated that critical accounting estimates and judgments are those which are both important to the portrayal of the company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

While our significant accounting policies are more fully described in Note 2 of our annual report on Form 10-K for the year ended December 31, 2001, not all of these significant accounting policies require management to make difficult, complex or subjective judgments or estimates. We believe the following accounting policies to be critical:

•
Our accounting policies relating to impairment of long-lived assets, allowance for doubtful accounts and provision for income taxes, as described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Form 10-K for the year ended December 31, 2001; and

•
Our accounting policy relating to revenue recognition, as described under the caption “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments” in our quarterly report on Form 10-Q for the quarter ended June 30, 2002.

Results of Operations

Three and nine months ended September 30, 2002 and 2001

Revenues

Total revenues for the three months and nine months ended September 30, 2002 were $22.0 million and $77.4 million, compared to $31.5 million and $92.0 million in the same periods in 2001.

Revenues from managed storage services for the three and nine months ended September 30, 2002 were $21.4 million and $74.5 million, compared to $29.8 million and $82.7 million in the same periods in 2001. The decrease in managed storage services revenues resulted from fewer customers and contracts generating revenue in the 2002 periods as a result of our decreased focus on selling and marketing such services, customer turnover, and an overall decrease in demand. Approximately 7% of our total consolidated revenues earned in the quarter ended September 30, 2002 were recognized from fees paid for non-recurring customer contract renegotiations, compared to 13% in the same period in 2001.

Revenues from professional services were $632,000 and $2.6 million for the three and nine months ended September 30, 2002, compared to $1.8 million and $9.4 million in the same periods in 2001. The decreases in professional services revenues resulted from decreases in the number of professional services engagements in the 2002 periods. In the 2001 periods, we performed subcontracted professional service engagements and direct consulting engagements. In the 2002 periods, we performed fewer direct engagements and no sub-contracted engagements compared to the 2001 periods.

We did not recognize any revenues from user license fees during the three months ended September 30, 2002. Revenues from user license fees were $328,000 during the nine months ended September 30, 2002.

Cost of Revenues

Cost of managed storage services revenues in the three and nine months ended September 30, 2002 were $13.7 million and $48.8 million, compared to $29.5 million and $91.8 million in the same periods in 2001. The decreases resulted primarily from lower depreciation and maintenance expense related to equipment used to deliver our services. Our cost basis for the infrastructure used in the delivery of our services was lower in the 2002 periods as a result of an asset impairment charge recognized in the fourth quarter of 2001. As a result, depreciation expense was lower in the 2002 periods. Our equipment maintenance expense was lower in the 2002 periods because we had fewer assets in production. In addition, in the 2002 periods we had fewer personnel inside our Storage Point of Presence, or S-POP, data centers delivering our services because we further utilized our software to centrally manage our customer’s data.

Finally, we incurred lower floor space costs in the 2002 periods because we had fewer S-POP data centers located inside hosting service providers and we generated an increasing percentage of our managed storage services revenues from on-site enterprise services.

Cost of professional services revenues in the three and nine months ended September 30, 2002 were $734,000 and $2.0 million, compared to $1.0 million and $6.0 million in the same periods in 2001. The decreases were caused by a reduction in the number of professional services personnel in the 2002 periods as a result of fewer professional services engagements.

Sales and Marketing

Sales and marketing expenses in the three and nine months ended September 30, 2002 were $4.0 million and $14.7 million, compared to $12.0 million and $48.8 million in the same periods in 2001. The decreases were caused primarily by reductions in the number of sales and marketing personnel, and the related salaries, benefits and commissions paid to those personnel, in the three and nine months ended September 30, 2002. In addition, lower fees paid to third parties, such as hosting service providers, who resell or market our services to customers, were incurred in the 2002 periods because more of our revenues were derived from services within a customer’s own on-site data center. Finally, there was less promotional activity in the 2002 periods.

General and Administrative

General and administrative expenses in the three and nine months ended September 30, 2002 were $4.0 million and $11.6 million, compared to $7.7 million and $19.0 million in the same periods in 2001. The decreases were caused by reductions in the number of general and administrative personnel, as well as a decrease in professional and legal fees in the three and nine months ended September 30, 2002. The decrease in the nine months ended September 30, 2002 compared to the 2001 period was also the result of fewer field offices and our recovery of $1.5 million of bad debt expense in the first quarter of 2002 which represented an estimate of uncollectible accounts receivable recorded during the third quarter of 2001 as a result of the Chapter 11 filing by Exodus Communications.

Research and Development

Research and development expenses in the three and nine months ended September 30, 2002 were $3.7 million and $12.0 million, compared to $6.3 million and $17.2 million in the same periods in 2001. The decrease in the 2002 periods resulted primarily from the reduction in the number of research and development personnel and the related salaries and travel expenses incurred by those personnel as well as significantly reduced amounts spent on third party consultants and recruiters in the 2002 periods.

Amortization of Deferred Stock Compensation

Amortization of deferred stock compensation in the three and nine months ended September 30, 2002 was $223,000 and $1.0 million, compared to $870,000 and $3.2 million in the same periods in 2001. The decrease in the 2002 periods resulted from the termination of certain compensatory stock options as a result of employee terminations before such options vested.

Interest Income

Interest income in the three and nine months ended September 30, 2002 was $1.4 million and $4.7 million, compared to $3.2 million and $12.9 million in the same periods in 2001. The decreases were caused by lower average cash and investment balances and lower average interest rates during the 2002 periods.

Interest Expense

Interest expense in the three and nine months ended September 30, 2002 was $2.2 million and $7.9 million, compared to $4.1 million and $10.8 million in the same periods in 2001. The decreases resulted from the termination of certain capital lease obligations, under which interest expense is incurred, in the 2002 periods.

Liquidity and Capital Resources

At September 30, 2002, we had cash and cash equivalents, including temporarily restricted cash equivalents, of $83.5 million, short-term and non-current investments of $143.8 million, and working capital of $98.7 million.

Net cash provided by operating activities totaled $4.7 million in the nine months ended September 30, 2002, and net cash used in operating activities was $48.2 million in the same period in 2001. Our use of cash in the 2001 period was primarily attributable to the operating loss generated by our business offset by non-cash charges such as depreciation and amortization and increases in accounts payable and accrued expenses. Our net cash provided by operating activities in the 2002 period was primarily attributable to a lower operating loss due to a reduction in total overall costs. Approximately $22.1 million of our net loss in the 2002 period was attributable to non-cash items such as depreciation and amortization. In addition, in the quarter ended June 30, 2002 we received a prepayment of one year’s managed storage services of $9.8 million from one of our customers. Ordinarily, customers pay for their services on a monthly basis. At September 30, 2002, $5.5 million remains in deferred revenue for this customer.

Net cash used in investing activities totaled $69.7 million in the nine months ended September 30, 2002, and $13.9 million in the same period in 2001. Our cash used in investing activities in the 2001 and 2002 periods resulted primarily from the purchase of short-term and non-current investments, partially offset by maturities of such investments. Cash used in the 2001 period was also attributable to the procurement of capital equipment to be used in our S-POP data centers for our managed storage service offerings. Due to the shift in our focus to the development and commercialization of our software, we had fewer new managed service engagements and purchased less capital in the 2002 period.

Net cash used in financing activities totaled $62.4 million in the nine months ended September 30, 2002, and $28.1 million in the same period in 2001. The cash used in financing activities in the 2001 and 2002 periods primarily reflects the payments of capital lease obligations. We used more cash in the 2002 period because we terminated $41.5 million of certain capital lease obligations before the end of their terms in order to reduce the future interest incurred on such obligations. We also terminated these capital lease obligations because the shift in our focus towards our software products and away from our managed services has reduced our need for data center infrastructure and equipment.

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

We may not successfully produce and sell our enterprise storage resource management software

Historically, our managed storage services have generated the majority of our revenues, including 96% of our revenues through the nine months ended September 30, 2002. In January, 2002, we announced our intention to transition our business to focus on providing storage management software and services that meet the needs of large enterprise organizations and service providers. In July, 2002, we announced the general availability of our STORos v5.0 platform and STORos StorageManager v5.0 software, our first commercially available software products, and in October, 2002, we announced the availability of our STORos StorageManager v5.2 and our STORos StorageManager for Backup software products. To date, however, we have experienced very limited sales of these software products. We did not derive any revenue in the third quarter of 2002 from software licenses.

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

Our managed services revenues will decline as we de-emphasize our managed services business, if managed services contracts are not renewed, or if the rates we charge for products or services are reduced

As we turn our focus to the production and sale of our software products, we have de-emphasized our sales and related efforts in connection with our managed services business. This shift in focus may result in the loss of managed storage services customers and reduce the future revenues we will receive from the managed services business. We may also elect not to renew certain managed service contracts if we believe those contracts not to be profitable. In addition, we anticipate that certain of our managed service customers will convert to software-based offerings, at lower average selling prices. We may also decide to lower the fees we charge for our services and products. In these cases, our revenues will be reduced and our business and financial results may suffer. As the data storage hardware, software and services market continues to experience increased competition and price pressure, we will continue to experience pressure to decrease the fees for our products and services, which could adversely affect our revenues and our gross margin.

It is difficult to evaluate our business and prospects

Due to the changing nature of our business, our limited operating history and the emerging nature of our markets, products and services, it is difficult to evaluate our business and prospects. We commenced operations in October, 1998. We began offering our managed data storage services in May, 1999 and derived 12% of our revenues in 1999, 64% of our revenues in 2000, 92% of our revenues in 2001 and 96% of our revenues through the first nine months of 2002 from these services. None of our revenues in 2001 or in the first quarter or third quarter of 2002, and only a limited amount of our revenues in the second quarter of 2002, were derived from the direct licensing of software products. The enterprise storage resource management software and services markets are relatively new, highly competitive, and may not continue to grow or be sustainable. Potential customers may choose to purchase enterprise storage management software and services from a competitor or may choose to develop the software or services themselves. It is possible that our software and services may never achieve significant market acceptance. If these markets do not mature, or develop more slowly than we expect, our business, results of operations and financial condition will be seriously harmed.

We have incurred losses in each quarter since our inception. We experienced net losses of $23.9 million in 1999, $124.9 million in 2000, $225.0 million in 2001 and $16.0 million in the first nine months of 2002. As of September 30, 2002, we had an accumulated deficit of $390.3 million. We cannot be certain that our revenues will grow or that we will generate sufficient revenues to achieve profitability. We believe that we will continue to incur losses on a quarterly and annual basis for the foreseeable future. We will need to generate higher revenues in order to achieve and maintain profitability. If our revenues do not grow or grow more slowly, or if our operating or capital expenses increase more than we expect or cannot be further reduced in the event of lower revenues, our business will be materially and adversely affected.

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

A class action lawsuit has been filed against us, and additional suits may be filed, which may result in litigation that is costly to defend and the outcome of which may harm our business

We have been named as defendants in a purported class action complaint that has been filed on behalf of certain persons who purchased our common stock between June 30, 2000 and December 6, 2000. This complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended. This complaint primarily alleges that there was undisclosed compensation received by our underwriters from purchasers of our common stock in connection with our initial public offering and secondary offering. We can provide no assurance as to the outcome of this matter. Any conclusion of this matter in a manner adverse to us could have a material adverse affect on our financial position and results of operation. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. We may also be subject to other class action litigation in the future. Any such litigation could also substantially divert the attention of our management and our resources in general and could have a materially adverse effect on our business and results of operations.

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

We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We do not have any significant issued patents and have filed only a limited number of patent applications with respect to our data storage software and services. We cannot be certain that any application will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent issued to us will afford us a competitive advantage. Our intellectual property may be subject to even greater risk in foreign jurisdictions. The laws of many countries do not protect proprietary rights to the same extent as the laws of the United States.

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

For example, Exodus Communications, Inc. (“Exodus”), with whom we had a joint marketing and services agreement, filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code on September 26, 2001. Under the terms of our agreement with Exodus, we provide services to customers inside Exodus data centers, and Exodus generally invoices the customers for these services. On February 1, 2002, Exodus completed the sale of a substantial part of its business to Cable & Wireless plc (and Digital Island, Inc., a wholly-owned subsidiary of Cable & Wireless). As part of this acquisition, Cable & Wireless has assumed the joint marketing and services agreement, and we intend to continue to provide services to customers under that agreement. As a result of the change of ownership from Exodus to Cable & Wireless, some of these customers have moved their business to data center hosting companies with whom we do not have a relationship and other customers may do so also. In addition, these customers may otherwise cease using our services, and Cable & Wireless may otherwise not fulfill its obligations under our agreement with Exodus, including the failure of certain Exodus subsidiaries to fulfill obligations under the agreement. Furthermore, we may be unable to negotiate reasonable terms with Cable & Wireless for data center floor space and other services. If our relationship with Cable & Wireless is terminated, if we are otherwise unable to continue our relationship with Cable & Wireless on terms that are favorable to us, or if we are unable to collect revenue from Cable & Wireless, its subsidiaries, or from these customers, our business and results of operations would be substantially harmed.

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

A portion of our current customers are Internet-based businesses that may not pay us for our services on a timely basis and that may not succeed over the long term

Approximately 19% of our revenues recognized in the third quarter of 2002 were derived from customers that are Internet-based businesses, and a portion of our future revenues will be derived from this customer base. The unproven business models and financial positions of some of these customers make their continued viability uncertain. Given the short operating history and emerging nature of many of these businesses, some of our customers have encountered financial difficulties and failed to pay for our services or substantially delayed payment and there is a risk that more of these customers will encounter similar difficulties. The failure of any of our customers to pay our fees on a timely basis or to continue to purchase our services in accordance with their contractual commitments could adversely affect our revenue collection periods, revenues and other financial results.

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

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

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

Item 4.     Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)  Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

In July, 2001 we initiated an action against Metromedia Fiber Network (“MFN”) in Middlesex (Massachusetts) Superior Court. This action seeks compensatory, punitive and declaratory relief, alleging, among other things, misrepresentation, fraudulent inducement and breach of contract due to MFN’s failure to possess or to deliver fiber optic capacity in accordance with representations made by MFN and as specified under our Fiber Optic Network Leased Fiber Agreement (the “Fiber Agreement”) with MFN. MFN also commenced litigation against us in New York state court, claiming we had breached the Fiber Agreement. The New York case was dismissed due to the pendency of the Massachusetts case. While the outcome of this matter is not currently determinable, we believe that the result will not have a material adverse effect on the results of our operations or our financial position, although we can make no assurances in this regard. This matter is currently stayed due to MFN’s pending bankruptcy proceeding.

In August, 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against us and several of our officers as well as against the underwriters of our initial public offering of common stock in June, 2000. The complaint, which seeks unspecified damages, was filed allegedly on behalf of persons who purchased our common stock between June 30, 2000 and December 6, 2000. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended, primarily based on allegations that StorageNetworks, the underwriters and the other named defendants made material false and misleading statements concerning fees paid by purchasers of our common stock to the underwriters in the prospectus that was part of the registration statement on Form S-1 that was filed in connection with our initial public offering. The allegations in the complaint are generally related to the alleged receipt of excessive and undisclosed commissions by the underwriters and alleged prohibited after-market transactions by the underwriters. The complaint alleges that the underwriters obtained excessive commissions and inflated transactions fees from their customers, and allegedly entered into agreements with their customers pursuant to which the customers, in return for being allocated shares in the initial public offering, agreed to purchase additional shares on the open market at specified increased prices. In April, 2002, the complaint was amended to add allegations, substantially similar to those described above, concerning our secondary public offering of stock. In October, 2002, the individual defendants were dismissed without prejudice from this lawsuit pursuant to tolling agreements entered into with the plaintiffs. Although we believe that these claims are without merit and intend to defend ourselves vigorously against such claims, we are not presently able to reasonably estimate potential losses, if any, related to this matter.

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

Item 2.     Changes in Securities and Use of Proceeds

In our initial public offering, we sold 10,350,000 shares of our common stock in an initial public offering at a price of $27.00 per share, less underwriting discounts and commissions, pursuant to a Registration Statement on Form S-1 (Registration No. 333-31430) that was declared effective by the Securities and Exchange Commission on June 29, 2000. In addition to expenses incurred in connection with the IPO and previously disclosed in our Forms 10-Q for the quarters ended June 30, 2000 and September 30, 2000, from the effective date of the registration statement through September 30, 2002, we have spent approximately $185 million of the $258.6 million of net proceeds from the IPO for capital lease payments, approximately $9.3 million for operating expenses, which may include salary payments to executive officers and related expenses, and approximately $11.3 million for property and equipment. Except as otherwise indicated, none of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer or general partner of us, or any of their associates, or to any person owning ten percent or more of any class of our equity securities, or any of our affiliates.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Description
99.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Paul C. Flanagan Executive Vice President, Chief Operating Officer and Chief Financial Officer

Dated:  November 13, 2002

CERTIFICATIONS

I, Peter W. Bell, certify that:

(1)  I have reviewed this quarterly report on Form 10-Q of StorageNetworks, Inc.;

(2)  based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)  based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods being presented in this quarterly report;

(4)  the registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (“Evaluation Date”); and

c.  presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)  the registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)  the registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ PETER W. BELL
Peter W. Bell Chief Executive Officer

Dated: November 13, 2002

I, Paul C. Flanagan, certify that:

(1)  I have reviewed this quarterly report on Form 10-Q of StorageNetworks, Inc.;

(2)  based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)  based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods being presented in this quarterly report;

(4)  the registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (“Evaluation Date”); and

c.  presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)  the registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

(6)  the registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ PAUL C. FLANAGAN
Paul C. Flanagan Chief Financial Officer

Dated: November 13, 2002

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002