Form 10-K
period 2002-12-31
STORAGENETWORKS INC
filed 2003-03-28
CIK 1075658

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File number 0-30905

StorageNetworks, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3436145
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

225 Wyman Street, Waltham, Massachusetts	02451
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code:    (781) 622-6700

Securities registered pursuant to Section 12(b) of the Act:    None.

Securities registered pursuant to Section 12(g) of the Act:    Common Stock, $.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes   ☒  No  ☐

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $127,705,091 based on the last reported sale price of the Common Stock on the Nasdaq National Market on June 28, 2002.

The number of shares of the registrant’s Common Stock outstanding as of March 7, 2003 was 99,379,787 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

StorageNetworks, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2002

PART I

This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or other “forward-looking” information. We believe that it is important to communicate our future expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or control. The factors listed below under the caption “Factors Affecting Future Operating Results,” as well as any cautionary language elsewhere in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations indicated by forward-looking statements.

Item 1.    Business.

OVERVIEW

StorageNetworks, Inc. is a provider of data storage management software and services. StorageNetworks was founded in late 1998 to offer professional and managed services designed to provide customers with efficient and cost-effective data storage. Historically, we have had three business segments: managed services (both primary data storage services and backup storage services), professional services and software products. Through our managed services we manage our customers’ data, and through our professional services we performed a variety of data storage related services for our customers, including the design and implementation of networked storage infrastructures. To more efficiently deliver our managed services, we developed proprietary software that enabled us to reduce the complexity of managing heterogeneous storage environments. In 2001 we began the process of developing our software as a stand-alone product that could be sold directly to customers. In May, 2002, we launched the company’s first standalone software product, STORos StorageManager v5.0, a storage resource management (SRM) application, and we focused our sales activities primarily on our software products. In late 2002, due to the economic climate, weakening demand and anticipated diminishing profit margins, we determined to exit the managed services business and ceased offering professional services. In addition, because our software products have generated only limited user license fees, in early 2003 we reduced our work force by fifty percent by eliminating our direct sales, corporate marketing, professional services and non-partner product development employees. We also announced that we are actively seeking companies to partner with or acquire in order to grow our business and generate revenues, and that we had engaged investment banking firms to assist us in identifying and assessing all available alternatives to maximize shareholder value.

Our revenues for the year ended December 31, 2002 were $94.9 million. Our managed services segment accounted for $91.1 million, or approximately 96%, of our total revenues, our professional services segment accounted for $3.0 million, or approximately 3%, of our total revenues, and our software segment accounted for $799,000, or less than 1%, of our total revenues. We believe that our limited user license fees resulted from the immaturity of the SRM software market, customers’ requirements and demands not being aligned with the functionality of our STORos StorageManager applications, and the overall economic environment. Today we are focused on delivering services to customers with existing contracts, exiting the managed services business, and working with our advisors to identify and assess all opportunities to maximize shareholder value. As a result of these significant changes in our business strategy, the relative contributions of each of our segments to our total revenues in 2002 may not be indicative of future periods. In addition, total revenues in 2002 are likely not to be indicative of total revenues for 2003 because we will not be signing new managed services customer contracts or seeking renewals of our existing contracts, and because we have significantly reduced our sales and marketing organizations.

For more financial information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in this annual report on Form 10-K.

Managed Services

Historically, we have sold and delivered a suite of managed services, including both primary storage and backup services. We designed these services to enable customers to achieve higher levels of data availability, optimize utilization rates, and improve recovery rates. Our managed services were purchased by customers through service level agreements or other contracts that guaranteed our services would meet or exceed specific performance criteria. We derived the majority of our revenues, including 64% of our revenues in 2000, 92% of our revenues in 2001, and 96% of our revenues in 2002, from these services. One managed services customer, Merrill Lynch, accounted for approximately 18% of our total consolidated revenues for the year ended December 31, 2002. In 2001, as the economy continued to decline, demand for our managed services in third party hosting centers weakened. In addition, we recognized that there was limited demand, at selling prices that made economic sense, for primary data managed services from enterprise customers. As a result, in late 2001 and early 2002, we focused our sales and marketing efforts on selling software and managed backup services to large enterprise organizations. Sufficient demand for our managed services from enterprise customers did not develop and the renewal rate began to decline. As a result, we anticipate that revenues from our managed services operations will decline at a greater rate in 2003 and that gross profit margins will erode. Therefore, in the fourth quarter of 2002, we determined that the best way to maximize the value in the signed managed services contracts was to exit the managed services business, and eliminate the related costs, as soon as possible. We expect, however, as the customer contracts wind down, that a majority of our revenues for the immediate future will still be derived from such services.

Professional Services

We offered a range of professional services, through which we advised our customers on the design, implementation, and migration of their data storage environments. Our professional services helped enterprise organizations design their primary data storage systems and optimize their existing data storage infrastructures. In 2002, we focused our professional services activities on software related services. However, due to weak economic conditions and the overall lack of demand for our professional services, we decided to exit the professional services business in late 2002.

Storage Management Software

We originally developed our software applications to enable us to more efficiently deliver our managed services to our customers. We utilize these applications in delivering our managed services to centralize the management of multi-vendor networked storage and to provide our managed services customers with visibility into the performance of their storage environments. In 2001, we began developing our software as stand-alone products to be sold directly to customers. In May 2002, we launched our first stand-alone SRM solution, STORos StorageManager v5.0, and later in 2002, we announced the availability of STORos StorageManager for Backup. Due to the immaturity of the SRM market, customers’ requirements and demands not being aligned with the functionality of our products, the lack of success we had in selling our SRM products, and the overall economic climate, we have ceased our sales efforts with respect to our current products and our software development group is currently focused on responding to the needs of existing customers.

Sales and Marketing

Historically, we marketed our software and services primarily through our direct sales force. Our direct sales team targeted large enterprises and service providers that wanted to improve the performance and management of their multi-vendor data storage environments. During 2002, we also entered into agreements with several regional software resellers to resell our software products. Our future sales and marketing activities will to a large extent be determined based upon the terms of any partnerships or other strategic transactions we may enter into with other companies.

Software Development

Our software development group is focused on developing products to meet commitments to our current customers. This group also maintains our testing center, which tests interoperability of equipment and serves as a controlled, secure environment for evaluating storage technologies. Company-sponsored research and development expenses totaled $15.3 million in 2002, $22.0 million in 2001 and $11.9 million in 2000.

Operations

Our operations group consists of our personnel in our Customer Support Center and our personnel in the field responsible for delivery of our managed services. The Customer Support Center remotely monitors events in our managed services customers’ storage environments and manages our responses to such events and customer requests. It also provides maintenance and support services to software customers. Our field personnel are responsible for the delivery and deployment of our managed services to customers, both in the customer’s own data centers and in third-party hosting centers, including the implementation and ongoing management of storage environments.

Competition

The storage services and storage management software markets are highly competitive and fragmented. Companies that compete in the managed services, professional services and storage software markets are storage hardware, storage software and service vendors such as EMC, Computer Associates, VERITAS Software, IBM, Hitachi Data Systems, Sun Microsystems and other announced entrants to the storage management software market.

Intellectual Property

We rely on a combination of trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our software, services and other technology. These legal protections afford only limited protection. We have no significant issued patents. We seek to limit disclosure of our intellectual property by requiring employees, consultants and business associates with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our proprietary information. Due to rapid technological change, we believe that factors such as expertise and technological and creative skills are more important to establishing and maintaining proprietary technology than the various available legal protections.

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

Employees

As of December 31, 2002, we had a total of 220 full-time employees. In January, 2003, we announced a reduction in our workforce and, as of March 10, 2002, we had a total of 106 full-time employees. We expect to further reduce our workforce as we exit the managed services business. Our employees are not represented by any collective bargaining representative.

Available Information

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available on our website, free of charge, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. Our internet address is http://www.storagenetworks.com. The contents of our website are not part of this annual report on Form 10-K, and our internet address is included in this document as an inactive textual reference only.

Item 2.    Properties.

Our headquarters are located in Waltham, Massachusetts, where we have entered into a lease for approximately 117,000 square feet of office space, of which we are actively using approximately 49% and the balance of which is vacant. The lease for this space terminates on December 31, 2010. As of December 31, 2002, we also leased approximately 138,000 square feet of additional office space. We are not actively utilizing any of this additional office space, and we sublet approximately 57% of this additional office space. We are actively seeking sublessors or early terminations with our lessors for our vacant office space, including the vacant space located at our corporate headquarters. We also lease on a monthly basis S-POP data centers in locations in the United States and the United Kingdom.

Item 3.    Legal Proceedings.

In July, 2001 we initiated an action against Metromedia Fiber Network (“MFN”) in Middlesex (Massachusetts) Superior Court. This action seeks compensatory, punitive and declaratory relief, alleging, among other things, misrepresentation, fraudulent inducement and breach of contract as a result of MFN’s failure to possess or to deliver fiber optic capacity in accordance with representations made by MFN and as specified under our Fiber Optic Network Leased Fiber Agreement with MFN. This action is currently stayed due to MFN’s bankruptcy proceedings. MFN also initiated an action in New York, New York alleging that we have breached such agreement, which action was dismissed in favor of the Massachusetts action. While the outcome of this matter is not currently determinable, we believe that the result will not have a material adverse effect on the results of our operations or our financial position, although we can make no assurances in this regard.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2002.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters.

(a)    Market Price of and Dividends of the Company’s Common Stock and Related Stockholder Matters

Our common stock is listed on the Nasdaq National Market under the symbol “STOR.” The following table sets forth, for the periods indicated, the range of the high and low bid information per share of our common stock, as reported on the Nasdaq National Market. On March 19, 2003, we received notice from Nasdaq stating that our common stock had for 30 consecutive trading days closed below the minimum $1.00 per share bid price listing requirement. In accordance with Nasdaq rules, we have until September 15, 2003 to regain compliance with this requirement. If compliance cannot be demonstrated by September 15, 2003, Nasdaq may make a determination to delist our stock.

	High	Low
Year Ended December 31, 2002:
First Quarter	$7.05	$3.10
Second Quarter	$3.57	$1.20
Third Quarter	$2.28	$1.18
Fourth Quarter	$1.78	$0.82

Year Ended December 31, 2001:
First Quarter	$33.625	$8.50
Second Quarter	$23.54	$7.00
Third Quarter	$17.86	$3.65
Fourth Quarter	$8.10	$3.75

As of March 11, 2003, there were 349 holders of record of our common stock, as shown in the records of our transfer agent.

We have never declared or paid any cash dividends on our capital stock. We presently intend to retain future earnings, if any, to finance the expansion of our business. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

(b)    Use of Proceeds from Sales of Registered Securities

In our initial public offering, we sold 10,350,000 shares of our common stock at a price of $27.00 per share, less underwriting discounts and commissions, pursuant to a Registration Statement on Form S-1 (Registration No. 333-31430) that was declared effective by the SEC on June 29, 2000. In addition to expenses incurred in connection with the IPO and previously disclosed in our Forms 10-Q for the quarters ended June 30, 2000 and September 30, 2000, from the effective date of the registration statement through December 31, 2002, we have spent approximately $139.6 million of the $258.6 million of net proceeds from the IPO on capital lease obligations, approximately $22.4 million for operating expenses, which may include salary payments to executive officers and related expenses, and approximately $4.4 million for property and equipment. Except as otherwise indicated, none of the net proceeds of the IPO has been paid to us, directly or indirectly, to any director, officer or general partner of us, or any of their associates, or to any person owning ten percent or more of any class of our equity securities, or any of our affiliates.

Item 6.    Selected Financial Data.

You should read the selected financial data set forth below along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for 1998, 1999, 2000, 2001 and 2002 and the consolidated balance sheet data as of December 31, 1998, 1999, 2000, 2001 and 2002 from our audited consolidated financial statements.

Consolidated Statement of Operations Data:

	Period from October 5, 1998 (commencement of operations) to December 31, 1998	Year ended December 31, 1999	Year ended December 31, 2000	Year ended December 31, 2001	Year ended December 31, 2002
	(in thousands, except per share data)
REVENUES:
Managed services revenues	$—	$720	$30,733	$113,496	$91,080
Professional services revenues	—	3,203	17,485	10,129	3,037
User license fees	—	—	—	—	799
Equipment revenues	—	2,335	—	—	—

Total revenues	—	6,258	48,218	123,625	94,916
COSTS AND EXPENSES:
Cost of managed services revenues	101	8,400	72,961	120,232	59,920
Cost of professional services revenues	9	5,343	18,928	6,982	2,498
Cost of equipment revenues	—	2,111	—	—	—
Sales and marketing	39	7,304	53,986	56,695	17,854
General and administrative	231	5,558	17,882	24,712	15,374
Research and development	—	1,133	11,872	21,964	15,259
Amortization of deferred stock compensation(1)	—	1,301	5,061	3,866	1,257
Impairment charge and other related costs	—	—	—	114,449	59,737

Total costs and expenses	380	31,150	180,690	348,900	171,899

Loss from operations	(380)	(24,892)	(132,472)	(225,275)	(76,983)
Interest income	11	1,371	15,120	15,144	5,693
Interest expense	—	(393)	(7,513)	(14,682)	(9,405)
Other income (expense)	—	—	—	(160)	4,121

Net loss	$(369)	$(23,914)	$(124,865)	$(224,973)	$(76,574)

Net loss per share — basic and diluted	$(0.02)	$(0.98)	$(2.12)	$(2.33)	$(0.78)
Weighted average common shares outstanding	24,400	24,407	58,888	96,698	98,519
(1)Amortization of deferred stock compensation consists of the following:
Cost of managed services revenues	$—	$71	$495	$510	$179
Cost of professional services revenues	—	229	488	199	99
Sales and marketing	—	603	1,653	1,118	470
General and administrative	—	251	579	398	377
Research and development	—	147	1,846	1,641	132

	$—	$1,301	$5,061	$3,866	$1,257

Consolidated Balance Sheet Data:

	As of December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Cash, cash equivalents and investments	$8,280	$34,815	$389,628	$258,749	$193,926
Working capital	8,085	25,053	338,123	147,943	100,214
Total assets	9,672	67,259	602,613	384,741	235,104
Capital lease obligations, less current portion	—	15,822	94,050	60,512	4,362
Total stockholders’ equity	8,668	37,009	439,128	220,218	147,086

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our consolidated financial statements and the related notes and the other financial information appearing elsewhere in this annual report on Form 10-K. In addition to the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements due to various factors, including, but not limited to, our critical accounting policies and those factors set forth below under “Factors Affecting Future Operating Results” and elsewhere in this annual report.

Overview

We are a provider of storage management software and services. Through our managed services, we manage our customers’ data, both onsite and in third-party hosting center facilities. Through our professional services, we performed a variety of data storage related services, such as the design and implementation of networked storage infrastructures for our customers. In May, 2002, our storage management software, STORos StorageManager, became generally available on a standalone basis.

Nearly all of our revenues to date have been derived from our managed services and our professional services. During 2001, due to weakened demand for our managed services, financial challenges faced by our hosting service provider partners and the general economic environment, we experienced decreases in revenues and contract backlog that caused us to reevaluate our business plan. We began marketing and selling our STORos StorageManager software in May, 2002. However, we concluded in the quarter ended December 31, 2002, that as a result of the immaturity of the storage resource management software market, feedback from prospective customers regarding the functionality of our existing products and the overall economic environment, we needed to re-focus our business on enhancing, repackaging and modifying the architecture of our software products to solve the challenges faced by our existing software and managed services customers. In early 2003, we had a reduction in work force of 50%, which included the majority of both the sales and marketing organizations. Due to weakening demand and anticipated diminishing profit margins resulting from decreasing revenues, we also decided in the quarter ended December 31, 2002 to exit our managed services business segment, as well as our professional services business segment, in 2003. Therefore we will not be signing new managed services customer contracts or seeking renewals of our existing contracts. As a result of these activities, we recorded asset impairment and other related charges of $59.7 million in the fourth quarter of 2002. We have announced that we are actively seeking companies to partner with or acquire in order to grow our business and generate revenues, and that we have engaged investment banking firms to assist us in identifying and assessing all available alternatives to maximize shareholder value.

Since our inception, we have incurred significant losses and negative operating cash flows, including a net loss of $76.6 million during the year ended December 31, 2002. As of December 31, 2002, we had an accumulated deficit of $450.9 million. We have not achieved profitability on a quarterly or an annual basis. We believe that we will continue to incur losses in the future. The revenue and income potential of our business in general and of our stand-alone software products in particular, is unproven, and our limited operating history makes an evaluation of our company difficult. In light of our recent decision to exit the managed services business as well as the unknown demand for our software products, we believe that you should not rely on the period-to-period comparison of our operating results to predict our future performance. You must consider our prospects in light of the risks, expenses and difficulties encountered by new companies in rapidly evolving industries. We may not be successful in addressing these risks and difficulties.

Application of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported assets and liabilities, revenues and expenses, and other financial information. Actual results may differ significantly from these estimates under different assumptions and conditions.

We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the accounting estimate requires us to make assumptions about matters that are highly uncertain at the time of estimation and if different estimates that we reasonably could have used in the current period, or changes in the estimate that are reasonably likely to occur from period to period, would have a material effect on the presentation of our financial condition, changes in financial condition or results of operations.

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. Not all of these significant accounting policies require management to make difficult, complex or subjective judgments or estimates. Our management has discussed our accounting policies with the audit committee of our board of directors, and we believe that our accounting policies relating to revenue recognition, impairment of long-lived assets, restructuring charge estimates, allowance for doubtful accounts, depreciation expense and provision for income taxes described below fit the definition of “critical accounting estimates.”

Revenues

We derive revenues from primarily two sources: user fee software licenses and services. Service revenues include revenues derived from fees from customer use of our managed services and revenues derived from professional services. User fee software license revenue consists of revenues derived from perpetual licenses for our STORos StorageManager product. Service revenues also include revenues derived from software transactions under contracts for software maintenance and technical support, consulting and training.

Revenues for managed services and professional services are recognized in accordance with the guidance of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” when all of the following conditions are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collection is reasonably assured.

Revenues from our managed services primarily include monthly service fees charged on a per usage basis and are recognized as the managed services are provided.

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

We recognize revenues from software transactions by applying the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (as amended by SOP 98-4 and SOP 98-9) and related interpretations.

We allocate revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. The determination of fair value of each element in multiple element arrangements is based on the price charged when the same element is sold separately.

A typical software arrangement includes software licenses, maintenance, consulting and training.

Maintenance includes updates (unspecified product upgrades and enhancements) on a when-and-if available basis, telephone support, and bug fixes or patches. Consulting consists primarily of product installation, which does not involve customization of the software. Consulting fees are based on the level of effort required to perform the installation and the billing rate per hour when these services are sold separately. Training consists of courses taught by our instructors at the customer’s site. Training fees are based on a per course fixed-price basis.

We have analyzed all of the elements included in our multiple-element arrangements and determined that we have vendor-specific, objective evidence of fair value to allocate revenues to the maintenance, consulting and training. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery of the software using the residual method in accordance with SOP 98-9. Some of our software revenues are recognized on a subscription basis where monthly fees are charged on a per usage basis. Revenues from maintenance are recognized ratably over the maintenance term. Revenues from consulting and training are recognized as the services are performed.

Impairment of Long-Lived Assets

We continually review the carrying value of long-lived assets according to Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) including property and equipment to determine whether there are any indications of impairment losses. Recoverability of long-lived assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

During 2001 and 2002, we conducted impairment reviews of long-lived assets, primarily storage hardware assets used in delivering our managed services. In conducting both impairment reviews, we separated assets in production (assets to be held and used) from idle assets (assets to be disposed of).

In 2001, we calculated the expected net undiscounted cash flows of each S-POP data center to determine which group of assets was impaired. For those assets where impairment was present, a loss was recognized for the difference between the asset carrying values and fair market values. We determined fair market value based on multiple quotes from third party data storage equipment resellers.

In 2002, we calculated the expected net undiscounted cash flows of our operating business to determine if there was an impairment of our long-lived assets. For those assets used in operations where impairment was present, a loss was recognized for the difference between the asset net book value and the asset fair market value. For assets held for sale, a loss was recognized for the difference between the asset net book value and the asset fair value, less cost to sell. We determined fair market value based on multiple quotes from third party resellers.

Restructuring Charges

We assess the need to record restructuring charges in accordance with Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). In accordance with this guidance, management must execute an exit plan that will result in the incurrence of costs that have no future economic benefit. Under the terms of EITF 94-3, a liability for the restructuring charge is recognized in the period management approves the restructuring plan. In January, 2003, we adopted Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”) which will govern the accounting for any future disposal or exit related charges.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on specific identification of uncollectible accounts. In circumstances where we are aware of a customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings and substantial downgrading of credit scores), we record a specific reserve for bad debts against amounts due, to reduce the net recognized receivable to the amount we reasonably believe will be collected. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due to us could be reduced by a material amount.

Depreciation

We periodically review the depreciable lives of all our assets in production to determine whether there has been a change in their estimated useful lives. Although our managed services assets generally have economic lives between one and four years, we will adjust their depreciable lives subsequent to the initial purchase when, due to a customers’ financial difficulties or a decrease in demand for our services, assets with no future use are taken out of production. When we believe the assets will no longer be in use for the initial term, we will make a change in estimate of their useful lives.

Provision for Income Taxes

We incurred a net taxable loss in 1998, 1999, 2000, 2001 and 2002, and therefore did not record a provision for income taxes in these periods. As of December 31, 2002, we had a federal and state net operating loss and tax credit carryforwards of $308.1 million, which may be used, subject to limitations and expiration, to offset future state and federal taxable income. We have recorded a valuation allowance against the entire net operating loss and tax credit carryforwards because we are uncertain that we will be able to realize the benefit of the carryforwards before they expire.

Results of Operations

Years ended December 31, 2001 and 2002

Revenues

Revenues decreased from $123.6 million in 2001 to $94.9 million in 2002.

Managed services revenues decreased from $113.5 million in 2001 to $91.1 million in 2002. The decrease in managed services revenues resulted from fewer customers and contracts generating revenue in the 2002 period, which was primarily attributed to customers not renewing their contracts and an overall decrease in demand, which resulted in limited new bookings and lack of growth from existing customers. One managed services customer, Merrill Lynch, accounted for approximately 10% and 18% of total consolidated revenues for the years ended December 31, 2001 and 2002, respectively. Approximately 6% of our total consolidated revenues earned in the year ended December 31, 2002 were recognized from fees paid for non-recurring customer contract renegotiations.

As a result of the decline in demand for our managed services, revenues are expected to decline in 2003 at a faster rate than the 2002 decline. In addition, we also expect our decline in revenues to be more rapid than our decline in our cost of delivery. Therefore, in December, 2002, management decided to exit the managed services business. In 2003, we plan to deliver services to customers with existing contracts and we also plan to work with customers to enable them to manage their data storage environment in-house or transition the services to another service provider. However, we will not be signing new managed services customer contracts or seeking renewals on our existing contracts.

Professional services revenues decreased from $10.1 million in 2001 to $3.0 million in 2002. The decrease resulted primarily from fewer professional services engagements in 2002 due to the weak economy, the lack of demand for our professional services and our reduced focus on non-software related professional services. We do not anticipate further revenues from professional services due to our decision to exit the professional services business.

Revenues from user license fees were $799,000 in 2002. We did not sell as much software as we had anticipated in 2002, which we believe was due to the immaturity of the storage resource management software market, the overall economic climate and customer requirements that were not aligned with the functionality of our products. We do not expect growth in our user license fees revenue as we have significantly reduced our sales and marketing organizations.

Cost of Revenues

Cost of managed services revenues decreased from $120.2 million in 2001 to $59.9 million in 2002.

The decrease resulted primarily from lower depreciation and maintenance expense related to equipment used to deliver our services. Our cost basis for the infrastructure used in the delivery of our services was lower in 2002 as a result of an asset impairment charge recognized in the fourth quarter of 2001, thus lowering our depreciation expense in the 2002 period. Our depreciation expense was $53.1 million in 2001 compared to $26.3 million in 2002. In addition, we incurred lower floor space costs because we had fewer S-POP data centers located inside hosting service providers. Our S-POP floor space costs were $13.9 million in 2001 compared to $4.7 million in 2002. Finally, because of the decrease in S-POP data centers, our need for personnel inside the data centers decreased, and managed services headcount was reduced from 161 at December 31, 2001 to 69 at December 31, 2002.

Although our managed services revenues declined 20% from 2001 to 2002, our cost of sales declined 50% due to the cost reductions noted above. Accordingly, our gross margins from providing managed services improved from (6%) in 2001 to 34% in 2002. Further, as a result of an asset impairment charge recorded in the quarter ended December 31, 2002 (see “Impairment Charge and Other Related Costs” below), we recognized a charge of $31.6 million to write-down certain managed services assets to fair market value. As a result, we expect our depreciation expense to further decline in 2003.

Cost of professional services revenues decreased from $7.0 million in 2001 to $2.5 million in 2002. The decrease was caused by a reduction in the number of professional services personnel from 79 at the beginning of 2001 to 11 at December 31, 2002. We reduced personnel within professional services because we performed fewer professional services engagements in 2002. Our professional services revenues declined by 47% in the second half of 2002 compared to the first half of 2002. However, our costs remained the same in the respective periods because, in the second half of 2002, we shifted the focus of our professional services organization to software engagements and continued to incur the same costs but we did not recognize significant revenue from these services. As a result, we suffered negative margins in the third and fourth quarters of 2002 and our gross margins from professional services decreased from 31% in 2001 to 18% in 2002. We expect our professional services costs to continue to decrease due to our decision to eliminate the professional services organization in 2003.

Sales and Marketing

Sales and marketing expenses decreased from $56.7 million in 2001 to $17.9 million in 2002. The decrease was caused primarily by reductions in the number of sales and marketing personnel, and the related salaries, benefits and commissions paid to those personnel. In addition, lower fees paid to third parties, such as hosting service providers, who resell or market our services to customers, were incurred because we recognized less revenue from services within third party data centers in 2002. Finally, there was less promotional and advertising activity in 2002.

General and Administrative

General and administrative expenses decreased from $24.7 million in 2001 to $15.4 million in 2002. The decrease was caused primarily by the reduction in the number of general and administrative personnel and the related salaries, benefits and travel expenses incurred by those personnel. We also recovered $1.5 million of bad debt expense in the first quarter of 2002, which represented an estimate of uncollectible accounts receivable recorded during the third quarter of 2001 as a result of the Chapter 11 Bankruptcy filing by Exodus Communications. Thus, bad debt expense decreased $3.0 million in the 2002 period.

Research and Development

Research and development expenses decreased from $22.0 million in 2001 to $15.3 million in 2002. The decrease in 2002 resulted primarily from the reduction in the number of research and development personnel and the related salaries, benefits and travel expenses incurred by those personnel. Also, we spent less on third party consultants and recruiters. Third party consultants were used in 2001 to assist in the software development projects relating to the enhancement of our software. These projects were completed in 2001 reducing the need for outside consultants.

Amortization of Deferred Stock Compensation

Amortization of deferred stock compensation decreased from $3.9 million in 2001 to $1.3 million in 2002. The decrease in 2002 resulted from the termination of certain compensatory stock options as a result of employee terminations before such options vested.

Impairment Charge and Other Related Costs

Fiscal 2001 Restructuring:

Beginning in 2001, the demand for services in third party data centers weakened, and we recognized that there was less demand for our primary data managed services from enterprise customers. As hosting service providers faced financial difficulties and general economic conditions continued to decline, we focused our attention on selling and marketing our back-up managed services and our software to large enterprise customers, we significantly scaled back our operations inside third party data centers and we stopped marketing our primary data managed services offerings.

As a result, on December 31, 2001, we recorded an impairment charge for managed services related assets of $79.0 million and other one-time charges of $35.4 million. The other one-time charges consisted of the following: fiber related assets and obligations ($12.4 million), the permanent impairment of strategic investments in privately-held companies with businesses complementary to our primary data managed services ($12.1 million), future commitments for office space and data center floor space ($6.6 million), future commitments for assets related to primary data managed services ($3.0 million) and employee termination costs and other charges ($1.3 million). We recovered $1.8 million from a 2001 reserve related to a fiber commitment, which was settled in the fourth quarter of 2002.

At December 31, 2002, we had $10.0 million in accrued expenses related to these charges as summarized below:

	December 31, 2001	Payments	Adjustments	December 31, 2002
Fiber related obligations	$9,048	$(803)	$(1,798)	$6,447
Future commitments for office and S-POP floor space	6,581	(3,401)	—	3,180
Future commitments for assets related to the managed services business	3,030	(2,779)	—	251
Employee termination costs and other charges	244	(163)	—	81

Total	$18,903	$(7,146)	$(1,798)	$9,959

Fiscal 2002 Restructuring:

Minimal demand for our back-up managed services from enterprise customers and low renewal rates from existing customers resulted in anticipated diminishing returns from the managed services business segment. Therefore, in the fourth quarter of 2002, we decided to exit the managed services business. Although we intend to deliver to our existing contracts and help enable our customers to manage their data storage environment in-house or transition the services to other service providers, we are no longer going to sell new services or renew existing contracts. In addition, we significantly reduced headcount as we focused our attention on enhancing, repackaging and modifying the architecture of our software.

As a result of these exit activities, we recorded asset impairment charges and other related costs of $59.7 million in the quarter ended December 31, 2002. The charges consisted of fixed asset impairments of $31.6 million, other asset impairments of $1.0 million and a net restructuring charge of $27.1 million.

We calculated the net undiscounted cash flows of our operating business to determine if there was an impairment of our long-lived assets. To do so, we compared our estimated cash inflows, which consisted of revenues expected to be received on our existing managed services contracts, and compared them to our estimated cash outflows resulting from those operating and general corporate assets associated with delivering the managed services. We distinguished between assets used in operations and assets held for sale. Assets held for sale included only those assets that were available for sale at December 31, 2002. For assets used in operations, we recognized a loss for the difference between the asset net book value and the estimated asset fair market value at December 31, 2002, which accounted for an impairment of $30.0 million. For assets held for sale, we recognized a loss for the difference between the asset net book value and estimated asset fair market value, less cost to sell, which resulted in an impairment of $1.6 million.

In addition, as a result of our exit activities within the managed services business and our overall reduction in personnel, we incurred certain other asset impairments and exit cost liabilities at December 31, 2002. We recognized asset impairments of $1.0 million, which included prepaid equipment maintenance contracts relating to our managed services assets in which the maintenance period extended beyond the assets remaining useful life, and prepaid royalties relating to our STORos StorageManager product. We also recognized restructuring charges of $32.7 million comprised of the following: future charges for contractually committed global office space ($21.0 million), other contractual obligations arising from the termination of leases ($10.1 million) and employee termination costs ($1.6 million). These restructuring charges were offset by the recovery of $1.8 million from a 2001 reserve related to a fiber commitment, which was settled in the fourth quarter of 2002 (see Fiscal 2001 Restructuring above) and a $3.8 million recovery of accruals taken in 2002, resulting in a net restructuring charge of $27.1 million. The accruals that were recovered consisted of data center rent, utilities and marketing related to our managed services business.

At December 31, 2002, we had $32.0 million remaining in accrued expenses relating to these charges, as summarized below (in thousands):

December 31, 2002
Future commitments for office floor space	$21,767
Future commitments for assets related to the managed services business	8,659
Employee termination costs and other charges	1,577

Total	$32,003

Interest Income

Interest income decreased from $15.1 million in 2001 to $5.7 million in 2002. A lower average cash and investment balance, and lower overall money market and commercial paper interest rates caused interest income to decrease in 2002.

Interest Expense

Interest expense decreased from $14.7 million in 2001 to $9.4 million in 2002. The decrease resulted from the payment of $75.5 million in capital lease obligations, under which interest expense is incurred.

Other Income

In December, 2002, we recognized a gain of $4.1 million from the sale of one of our earlier strategic investments. We made an earlier strategic investment in a company that we subsequently sold when that company was acquired by a publicly traded company.

Years ended December 31, 2000 and 2001

Revenues

Revenues increased from $48.2 million in 2000 to $123.6 million in 2001.

Managed services revenues increased from $30.7 million in 2000 to $113.5 million in 2001. The increase resulted from more capacity under management. Our customer base in 2001 consisted of companies for whom we managed larger volumes of data, primarily with our back-up services. Accordingly, our average annualized revenue per customer increased each quarter in 2001. Approximately 10% of our total consolidated revenues earned in the year ended December 31, 2001 were recognized from fees paid for non-recurring customer contract renegotiations.

In addition, in 2001, our managed services customer base consisted of a higher ratio of large enterprise customers to Internet-related companies than in 2000. The capacity under management in hosting service provider S-POP data centers declined in the second half of 2001 as a result of the weakening economy and related decline in demand for services within the data centers of hosting service providers.

Professional services revenues decreased from $17.5 million in 2000 to $10.1 million in 2001. The decrease resulted primarily from the decrease in the number of professional services engagements in 2001. In 2000, we performed subcontracted professional services engagements for customers of EMC Corporation and Compaq Computer Corp. that accounted for approximately 14% and 12%, respectively, of our total consolidated revenues. In the second half of 2001, we focused our professional services organization on delivering higher scale and increased value-added services, and we performed fewer sub-contracting engagements. As a result, we performed fewer overall professional services engagements and our professional services revenues declined.

Cost of Revenues

Cost of managed services revenues increased from $73.0 million in 2000 to $120.2 million in 2001.

The increase resulted primarily from higher depreciation and equipment maintenance expense related to equipment used in 2001. We had more capacity under management in 2001 than we did in 2000 and needed to procure more data storage capital equipment to satisfy this increase. However, our gross margins from providing managed services increased from (137%) in 2000 to (6%) in 2001. We achieved this improvement through greater efficiencies from the equipment deployed and personnel required to manage the 2001 storage capacity. Our software allowed our delivery of managed services to scale as capacity under management increased.

Cost of professional services revenues decreased from $18.9 million in 2000 to $7.0 million in 2001. The decrease was caused by a decrease in the number of professional services personnel in 2001. Our professional services organization was scaled down in the second half of 2001 as a result of our performing fewer subcontracting engagements. Subcontracting engagements required us to maintain a large group of consultants due to the unpredictability of the timing and volume of these engagements at any point in time. As a result of a smaller, more focused professional services group, we were able to increase gross margins from professional services from (8%) in 2000 to 31% in 2001.

Sales and Marketing

Sales and marketing expenses increased from $54.0 million in 2000 to $56.7 million in 2001. The increase was caused primarily by an increase in the number of sales and marketing personnel in the first half of 2001. Also, because revenues increased during 2001, we incurred higher direct sales-related compensation expenses, such as commissions and fees paid to resellers.

General and Administrative

General and administrative expenses increased from $17.9 million in 2000 to $24.7 million in 2001. The increase was primarily caused by higher salary and related costs in 2001 as a result of more general and administrative personnel in the first half of 2001. In addition, we incurred higher insurance costs, professional services fees, and legal costs in 2001, our first full year as a public company, than in 2000. Finally, we incurred higher facilities and related costs in 2001 as we established a new corporate headquarters.

Research and Development

Research and development expenses increased from $11.9 million in 2000 to $22.0 million in 2001. The increase was caused primarily by higher salary and related costs in 2001 as a result of more research and development personnel in 2001, specifically within software development. We also incurred higher consulting costs in 2001 as we initiated software development projects relating to the enhancement of our software. Consulting costs were significant in the first half of 2001, and were reduced in the second half as we continued to add full-time software development personnel. Depreciation of fixed assets, equipment and maintenance costs all increased in 2001 as we procured equipment used in our development, interoperability and quality assurance activities.

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

Liquidity and Capital Resources

At December 31, 2002, we had cash and cash equivalents, including temporarily restricted cash equivalents, of $89.2 million, marketable investments of $126.4 million and working capital of $100.2 million. Not included in working capital, due to their long term classification, are marketable investments of $46.0 million. All of our marketable investments are represented by government bonds or A1/P1 commercial paper. We invest a portion of our cash in debt instruments that have maturities beyond twelve months. Despite the liquid nature of these marketable investments, they are classified as long term because we have the intent and ability to hold the investments until their maturities in order to maximize our returns.

We have entered into a number of operating leases for our facilities, which expire from 2003 through 2010. We also lease certain data center infrastructure and equipment under capital leases. The following table sets forth information with respect to our long-term obligations payable in cash as of December 31, 2002 (in thousands):

		Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Capital lease obligations	$27,832	$4,492	$—	$—	$32,324
Operating leases	10,212	16,446	9,306	9,348	45,312

Total contractual cash obligations	$38,044	$20,938	$9,306	$9,348	$77,636

Included in our current and long-term accrued expenses on our balance sheet at December 31, 2002 are $24.1 million, or 53%, of our operating lease commitments. In addition, $29.2 million, representing the principal portion of our capital lease obligations, is reflected on our balance sheet at December 31, 2002.

Net cash used in operating activities totaled $90.4 million in 2000, $48.4 million in 2001 and $545,000 in 2002. Our use of cash in 2000, 2001 and 2002 was primarily attributable to our operating loss generated by our business, which in the year ended December 31, 2000 included an increase in personnel from 276 as of December 31, 1999 to 581 as of December 31, 2000 and the related costs associated with the increase in personnel. Although our operating loss in 2001 was greater than our operating loss in 2000, our operating cash used was significantly less because the loss included $114.3 million in asset impairment and other non-cash charges, higher depreciation and amortization as well as an increase in accrued expenses. In 2002, our net loss was $76.6 million, however, our cash used in operations was only $545,000. The difference relates primarily to non-cash charges to operations during 2002 including $26.3 million of depreciation and amortization, $4.1 million from losses on disposal of property and equipment and $32.6 million of asset impairment charges. Approximately $42.0 million of the 2001 and 2002 asset impairment and other charges is included in accrued expenses at December 31, 2002 and is expected to result in a use of cash in future periods.

Net cash used in investing activities totaled $108.1 million in 2000, $8.6 million in 2001 and $44.4 million in 2002. Our cash used in investing activities in 2000 resulted primarily from our purchase of short-term investments partially offset by maturities of such investments, the purchase of restricted cash equivalents in order to secure certain lease facilities and additional procurement of capital equipment related to our managed services. In 2000, we also made strategic investments in the preferred stock of private companies. In 2001, our use of cash was primarily from our purchase of capital equipment, partially offset by net redemptions of investments. In 2002, the majority of our use of cash was the purchase of investments partially offset by redemptions.

Net cash provided by financing activities totaled $503.7 million in 2000. Net cash used in financing activities totaled $62.7 million in 2001 and $73.9 million in 2002. In 2000, we raised $143.0 million from the sale of convertible preferred stock, $259.9 million from our initial public offering and $116.8 million from our follow-on public offering completed in November, 2000. Our use of cash from financing activities in 2001 and 2002 primarily related to the payment of capital lease obligations associated with storage assets. We paid $64.1 million in 2001 and $75.5 million in 2002 to repay certain equipment lease obligations.

We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital, lease terminations and capital expenditures for at least the next twelve months. However, we may need to raise additional funds through debt or equity offerings to finance the expansion of our business with regard to new products or services or the acquisition of complementary businesses or technologies. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

Recent Accounting Pronouncements

In August, 2001, the FASB issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 144”). SFAS 144, which is effective for all quarters in fiscal years beginning after December 15, 2001, establishes accounting and reporting standards for recognizing and measuring the impairment of long-lived assets. The adoption of this standard did not have a significant impact on our consolidated financial statements.

In June, 2002, the FASB issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”) which addresses the accounting for disposal and exit activities, and supercedes EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is required to be adopted for disposal activities initiated after December 31, 2002. Under SFAS 146, certain types of restructuring charges will be recorded as they are incurred over time, rather than being accrued at the time of management’s commitment to an exit plan as specified by EITF 94-3. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.

In December, 2002, the FASB issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 provides two additional transition methods for entities that adopt the fair value method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. SFAS 148 is effective for fiscal periods ending after December 15, 2002. We have provided the new disclosures in “Stock-Based Compensation” in Note 2 of our consolidated financial statements.

Factors Affecting Future Operating Results

As part of our business strategy, we are exiting our primary business segments, which may not be done successfully and may have a negative impact on the viability of our business

In January 2003, we announced that we are exiting the business segments that have historically generated virtually all of our revenue. We announced that we had reduced our workforce by fifty percent and that we are in the process of exiting the managed services business. We also eliminated our professional services business. In 2002, our managed services business and professional services business accounted for $91.1 million and $3.0 million, respectively, or approximately 96% and 3%, respectively, of our total revenues of $94.9 million.

Our workforce reduction included substantial reductions in our sales, marketing and software development organizations, and we have no current plan to rebuild our sales and marketing organizations. Our remaining software development employees are focusing on enhancing, repackaging and modifying the architecture of our software products. However, in 2002, software revenue accounted for only $799,000, or less than 1%, of our total revenues. Our product strategy will require the development or acquisition of new products or technology. These products may not be available on schedule, or at all, and may not be accepted by our customers and potential customers. If we are unable to successfully execute on this plan to exit and downscale our existing business segments, our business, operating results and financial condition will be seriously harmed. Our prospects based on this new business model are uncertain.

In addition, in March, 2003 we announced that we had engaged investment banks to identify and assess all available alternatives to maximize shareholder value. We cannot assure you that these engagements will result in the consummation of a transaction involving us.

If we are not successful in implementing our business strategy, including the acquisition of or partnering with other companies, our business will be negatively impacted

In early 2003, we announced our intention to acquire or partner with companies that have revenues, established channels and leading technology and that we had engaged investment bankers to identify and assess all alternatives for maximizing shareholder value. However, we may not be successful in identifying appropriate companies, in completing acquisitions or partnerships or engaging in other transactions. Acquisitions, partnerships and related transactions involve a number of risks, including:

•	insufficient revenues to offset costs and increased expenses associated with the acquisition;

•	difficulties in integrating the products, services, operations and personnel of the two companies;

•	issuance by us of equity securities that would dilute ownership of existing stockholders or expenditure by us of significant cash amounts;

•	loss of key employees of either company;

•	risks associated with our entrance into markets in which we have little or no prior experience;

•	diversion of management’s attention from daily business operations; and

•	difficulties in completing in-process research and development projects of the acquired company.

Our prospects are uncertain, in part, because acquiring or partnering with other businesses as a means of achieving growth is inherently risky. If we are unable to successfully execute on this strategic plan or to successfully pursue other alternatives, our future revenues will be uncertain and our business, operating results and financial condition may be materially and adversely affected.

Our business is difficult to evaluate because we have a limited operating history

Due to the changing nature of our business strategy, our limited operating history and the emerging nature of our markets, products and services, it is difficult to evaluate our business and prospects. We commenced operations in October, 1998. We began offering our managed services in May, 1999 and derived 12% of our revenues in 1999, 64% of our revenues in 2000, 92% of our revenues in 2001, and 96% of our revenues in 2002 from these services. Although we shifted our focus from services to software beginning in 2001, none of our revenues in 2001 and less than 1% of our revenues in 2002 were derived from the direct licensing of software products. The storage management software market is relatively new, highly competitive, and may not continue to grow or be sustainable. Our existing or potential customers may choose to purchase storage management software from a competitor, may choose not to purchase or may choose to develop the software themselves. It is possible that our software may never achieve significant market acceptance. If the storage management software market does not mature, or develops more slowly than we expect, our business, results of operations and financial condition will be seriously harmed.

We have never achieved profitability

We have incurred losses in each quarter since our inception. We experienced net losses of $23.9 million in 1999, $124.9 million in 2000, $225.0 million in 2001 and $76.6 million in 2002. As of December 31, 2002, we had an accumulated deficit of $450.9 million. We are unable to project that our revenues will grow or that we will generate sufficient revenues to achieve profitability. We believe that we will incur losses in the future. We will need to generate higher revenues in order to achieve and maintain profitability. If our revenues do not grow, grow slowly or continue to decrease, or if our operating or capital expenses increase more than we expect or cannot be further reduced in the event of lower revenues, our business will be materially and adversely affected.

Our stock price has been depressed and could result in substantial losses for investors and litigation against us

The market for technology stocks, and the price of our common stock in the public market, has been depressed. The following factors could cause our stock price to remain depressed and could result in substantial losses for investors and litigation against us:

•	a failure to successfully develop or acquire new products or technology;

•	the addition or departure of key personnel;

•	quarterly operating results below market expectations;

•	announcements by us or our competitors of the gain or loss of significant contracts, new products or service offerings or enhancements, joint ventures or capital commitments;

•	changes in earnings estimates by analysts;

•	our sales of common stock or other securities in the future;

•	changes in market valuations of technology companies; and

•	depressed stock market prices and volumes, including as a result of military conflict or acts of terrorism.

We may not be able to maintain our listing on the Nasdaq National Market and, if we fail to do so, the price and liquidity of our common stock may decline

The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on the Nasdaq National Market. These criteria contain several requirements, including a requirement that we maintain a minimum bid price per share of $1.00. Under the Nasdaq criteria, if our minimum closing bid price is below $1.00 for more than 30 consecutive trading days, our common stock may be subject to delisting from the Nasdaq National Market. On March 19, 2003, we were notified by Nasdaq that our minimum bid price had closed below $1.00 for 30 consecutive trading days and that we have until September 15, 2003 to regain compliance. We are also required to comply with the Nasdaq National Market’s requirements that we maintain a minimum of $10 million in stockholders’ equity, a public float of at least 750,000 shares, and a market capitalization of at least $5 million. Additionally, we must comply with the Nasdaq National Market’s corporate governance requirements, including a requirement that our audit committee be comprised of at least three independent members. We do not currently comply with this requirement as our audit committee consists of only one independent director. There can be no assurance that we will be able to regain compliance with the minimum bid requirement or continue to comply with these other quantitative maintenance criteria, corporate governance criteria, or any other Nasdaq National Market rules in the future. If we fail to maintain continued listing on the Nasdaq National Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

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

•	our success at acquiring or partnering with companies that have revenues, established sales channels and technology;

•	our success at exiting the managed services business;

•	our success in developing our software products;

•	customers’ demand for and implementation of our software products;

•	general economic conditions;

•	price and product competition;

•	ability to control costs;

•	ability to retain qualified personnel;

•	quality control of our products and services;

•	acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies; and

•	acts of terrorism and acts of war.

If we are unable to collect fees from Cable & Wireless, our revenues could be adversely affected

Although we are exiting the managed services business, a significant portion of our revenues is derived from managed services provided under our joint marketing and services agreement with Cable & Wireless. As we exit the managed services business, if our relationship with Cable & Wireless is terminated, or if we are otherwise unable to collect revenue from Cable & Wireless, its subsidiaries, or from these customers, our business and results of operations would be substantially harmed.

The storage management software market is highly competitive, and our competition includes established storage hardware and software vendors against whom we may not be able to compete successfully

The storage management software market is highly competitive and is marked by rapid and substantial technological change, the emergence of new competitive companies, products, services and evolving technical standards. To be competitive, we must develop or acquire software products that are attractive to our existing and potential customers. We may be unsuccessful in our attempts to enhance our software products in ways that meet the needs of our customers or that are timely. We currently face competition from hardware and software vendors whose products compete with our software products and who also provide consulting and related services that we do not offer. Many of these vendors have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than we have. Many of these vendors also have more extensive customer bases, broader customer relationships and broader industry alliances than us. Increased competition from any of these sources could result in a loss of customers and market share. Our current and future competitors could introduce products with superior features and functionality, and could bundle their services and software with other products in order to compete. Additionally, price competition, particularly from competitors with greater resources, could require us to reduce the prices for our software. Any of these results could seriously harm our business and financial condition.

Our future software products, if successfully developed, may become obsolete if we do not respond rapidly to technological and market changes

The storage management software market is and will continue to be characterized by rapid technological change and frequent new product introductions. We may be unable to respond quickly or effectively to these developments. If competitors introduce products or technologies that are better than ours or that gain greater market acceptance, or if new industry standards emerge, our software products may become obsolete, which would materially harm our business and results of operations. In developing our software we have made, and will continue to make, assumptions about the standards that our customers, competitors, and the industry in general, may adopt. If the standards adopted are different from those that we may now or in the future promote or support, market acceptance of our software may be significantly reduced or delayed, and our business will be harmed. In addition, the introduction of products incorporating new technologies and the emergence of new industry standards could render our existing products obsolete. The development of enhanced products is a complex and uncertain process that requires the accurate anticipation of technological and market trends. A failure to anticipate and meet changing customer and technological requirements could materially adversely affect our business, results of operations and financial condition.

We might experience significant defects in our products

Software products frequently contain errors or failures, especially when first introduced or when new versions are released. We might experience significant errors or failures in our products, or they might not work with other hardware or software as expected, which could delay the enhancement of our products, or which could adversely affect market acceptance of our products. Any significant product errors or design flaws would slow the adoption of our products and cause damage to our reputation, which would seriously harm our business. If customers were dissatisfied with product functionality or performance, we could lose revenue or be subject to liability for service or warranty costs and claims, and our business, operating results and financial condition could be adversely affected.

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

We may rely on enterprise transactions and indirect sales channels in the future

We may market our software products in the future to large enterprise customers. However, we have not been successful in selling to such customers to date and we may be unable to do so in the future. Such failure could seriously harm our business, operating results and financial condition. Many of the large organizations that we may target as customers have lowered their rate of spending on enterprise software and have chosen to consolidate the number of vendors from which they buy products and services. Due to the large size of enterprise transactions, if orders forecasted for a specific transaction for a particular quarter are not realized in that quarter, our operating results for that quarter could be seriously harmed.

We may also rely on distributors, systems integrators, other software makers, and hardware vendors for the marketing and distribution of our products. Agreements with such resellers may not be exclusive and may be terminable by either party without cause. These resellers might also market products that are competitive with ours. The development of business relationships with resellers will require a significant amount of resources. Any failure of these reseller arrangements, or any failure to develop such reseller arrangements, could have a materially adverse effect on our business, financial conditions and operating results.

We disclose pro forma information

We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain pro forma information in the related earnings release and investor conference call. This pro forma financial information excludes or may exclude certain special charges and other costs. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases, and to compare the GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls.

A class action lawsuit has been filed against us, and additional suits may be filed, which may result in litigation that is costly to defend and the outcome of which may harm our business

We and several of our officers were named as defendants in a purported class action complaint that has been filed on behalf of certain persons who purchased our common stock between June 30, 2000 and December 6, 2000. This complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended. This complaint primarily alleges that there was undisclosed compensation received by our underwriters from purchasers of our common stock in connection with our initial public offering.

We can provide no assurance as to the outcome of this matter. Any conclusion of this matter in a manner adverse to us could have a material adverse affect on our financial position and results of operation. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. We may also be subject to other class action litigation in the future and in the ordinary course of business we may also become involved in litigation, administrative proceedings and governmental proceedings. Such matters can be time-consuming and could substantially divert the attention of our management and our resources in general and could have a materially adverse effect on our business and results of operations.

We may be unable to develop and protect our proprietary technology

We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We do not have any significant issued patents. We cannot be certain that any future application, if any, will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent issued to us will afford us a competitive advantage. Our intellectual property may be subject to even greater risk in foreign jurisdictions. The laws of many countries do not protect proprietary rights to the same extent as the laws of the United States.

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

We may not be able to obtain additional financing

Our future business activities and future acquisitions, if any, may require additional financing. We cannot be sure that we will be able to secure additional financing on acceptable terms. Additionally, holders of any future debt instruments may have rights senior to those of the holders of our common stock, and any future issuance of common or preferred stock would result in dilution of existing stockholders’ equity interests.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Nearly all of our revenues to date have been denominated in U.S. dollars and are primarily from customers located in the United States. Although we also operate outside the United States, revenues from international customers to date have not been significant, and we expect those revenues to continue to decrease for the foreseeable future. We incur costs for our overseas operations in the local currency of those offices for staffing, rent, telecommunications and other services. As a result, our operating results could become subject to fluctuations based upon changes in the exchange rates of those currencies in relation to the U.S. dollar. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and, when appropriate, use financial hedging techniques to minimize the effect of these fluctuations in the future. We do not currently utilize any derivative financial instruments or derivative commodity instruments.

Our interest income is sensitive to changes in the general level of U.S. interest rates. We typically do not attempt to reduce or eliminate our market risk on our investments because substantially all of our investments are in fixed-rate securities with an average maturity not exceeding twelve months. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the fixed-rate, short-term nature of our investment portfolio.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

StorageNetworks, Inc.

We have audited the accompanying consolidated balance sheets of StorageNetworks, Inc. (the Company) as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of StorageNetworks, Inc. at December 31, 2001 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Boston, Massachusetts

January 29, 2003, except for the matters discussed in Note 12 as to which the date is March 24, 2003

StorageNetworks, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2001	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$185,834	$67,517
Restricted cash equivalents	—	11,475
Short-term investments	42,978	80,442
Accounts receivable, net of allowance for doubtful accounts of $2,161 and $560 at December 31, 2001 and 2002	13,735	4,516
Prepaid expenses and other current assets	9,407	3,308

Total current assets	251,954	167,258
Property and equipment, net	67,074	10,203
Restricted cash equivalents	30,158	10,184
Non-current investments	29,937	45,967
Other assets	5,618	1,492

Total assets	$384,741	$235,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,821	$1,999
Accrued expenses	50,259	37,253
Deferred revenue	5,868	2,980
Capital lease obligations	44,063	24,812

Total current liabilities	104,011	67,044
Accrued expenses	—	16,612
Capital lease obligations, less current portion	60,512	4,362
STOCKHOLDERS’ EQUITY:
Common stock, par value $.01; 600,000,000 shares authorized; 97,810,286 and 98,964,000 shares issued and outstanding at December 31, 2001 and 2002 respectively	978	990
Less treasury stock, at cost, 25,000 shares	(200)	(200)
Additional paid-in capital	597,938	596,887
Deferred stock compensation	(4,638)	(738)
Accumulated other comprehensive income	428	1,009
Accumulated deficit	(374,288)	(450,862)

Total stockholders’ equity	220,218	147,086

Total liabilities and stockholders’ equity	$384,741	$235,104

See accompanying notes to consolidated financial statements.

StorageNetworks, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2000	2001	2002
REVENUES:
Managed services revenues	$30,733	$113,496	$91,080
Professional services revenues	17,485	10,129	3,037
User license fees	—	—	799

Total revenues	48,218	123,625	94,916
COSTS AND EXPENSES:
Cost of managed services revenues	72,961	120,232	59,920
Cost of professional services revenues	18,928	6,982	2,498
Sales and marketing	53,986	56,695	17,854
General and administrative	17,882	24,712	15,374
Research and development	11,872	21,964	15,259
Amortization of deferred stock compensation*	5,061	3,866	1,257
Impairment charge and other related costs	—	114,449	59,737

Total costs and expenses	180,690	348,900	171,899

Loss from operations	(132,472)	(225,275)	(76,983)
Interest income	15,120	15,144	5,693
Interest expense	(7,513)	(14,682)	(9,405)
Other income (expense)	—	(160)	4,121

Net loss	$(124,865)	$(224,973)	$(76,574)

Net loss per share — basic and diluted	$(2.12)	$(2.33)	$(0.78)
Weighted average common shares outstanding	58,888	96,698	98,519

* Amortization of deferred stock compensation consists of the following:
Cost of managed services revenues	$495	$510	$179
Cost of professional services revenues	488	199	99
Sales and marketing	1,653	1,118	470
General and administrative	579	398	377
Research and development	1,846	1,641	132

	$5,061	$3,866	$1,257

See accompanying notes to consolidated financial statements.

StorageNetworks, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Treasury Stock		APIC	Deferred Compensation	Accumulated Other Comp. Income	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value
BALANCE AT DECEMBER 31, 1999	24,532	$245	5,000	$50	10,163	$102							$80,942	$(19,880)		$(24,450)	$37,009
Issuance of Series C preferred stock							6,013	$60					102,940				103,000
Issuance of Series D preferred stock									1,758	$18			39,982				40,000
Issuance of Series D preferred stock warrants													3,546				3,546
Issuance of common stock in connection with the initial public offering, net	64,459	645	(5,000)	(50)	(10,163)	(102)	(6,013)	(60)	(1,758)	(18)			258,141				258,556
Issuance of common stock in connection with the secondary offering, net	3,600	36											115,886				115,922
Issuance of common stock in connection with exercise of stock options	1,984	20											1,285				1,305
Issuance of common stock in connection with exercise of warrants	788	8											(8)				—
Deferred stock compensation expense													580	(580)			—
Amortization of deferred stock compensation														5,061			5,061
Cancellation of compensatory stock options													(1,645)	1,645			—
Net loss																(124,865)	(124,865)
Translation adjustment															(406)		(406)

BALANCE AT DECEMBER 31, 2000	95,363	954	—	—	—	—	—	—	—	—	—		601,649	(13,754)	(406)	(149,315)	439,128
Issuance of common stock in connection with exercise of stock options	2,420	24											2,190				2,214
Issuance of common stock in connection with exercise of warrants	28	—															—
Purchase of treasury stock											25	$(200)					(200)
Amortization of deferred stock compensation														3,866			3,866
Cancellation of compensatory stock options													(5,250)	5,250			—
Offering costs													(651)				(651)
Net loss																(224,973)	(224,973)
Translation adjustment															834		834

BALANCE AT DECEMBER 31, 2001	97,811	978	—	—	—	—	—	—	—	—	25	(200)	597,938	(4,638)	428	(374,288)	220,218
Issuance of common stock in connection with exercise of stock options	772	8											743				751
Issuance of common stock under employee stock purchase plan	381	4											849				853
Amortization of deferred stock compensation														1,257			1,257
Cancellation of compensatory stock options													(2,643)	2,643			—
Net loss																(76,574)	(76,574)
Translation adjustment															581		581

BALANCE AT DECEMBER 31, 2002	98,964	$990	—	$—	—	$—	—	$—	—	$—	25	$(200)	$596,887	$(738)	$1,009	$(450,862)	$147,086

See accompanying notes to consolidated financial statements.

StorageNetworks, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2000	2001	2002
OPERATING ACTIVITIES:
Net loss	$(124,865)	$(224,973)	$(76,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charge and other related costs	—	114,265	57,423
Depreciation and amortization	23,988	53,739	26,267
Amortization of deferred stock compensation	5,061	3,866	1,257
Issuance of stock warrants	3,546	—	—
Other non-cash charges	—	156	—
Loss on disposal of property and equipment	—	—	4,090
Gain on sale of cost method investment	—	—	(4,121)
Changes in operating assets and liabilities:
Accounts receivable	(4,719)	(5,663)	9,376
Prepaid expenses and other current assets	(8,545)	(116)	4,483
Other assets	(7,660)	2,351	4,085
Accounts payable	652	83	(1,834)
Accrued expenses	17,052	8,146	(22,040)
Deferred revenue	5,128	(303)	(2,957)

Net cash used in operating activities	(90,362)	(48,449)	(545)
INVESTING ACTIVITIES:
Net purchases of property and equipment	(15,254)	(21,276)	(4,410)
Proceeds from the sale of property and equipment	—	—	854
Purchases of investments	(292,161)	(207,090)	(240,166)
Proceeds from maturities of investments	242,196	219,786	186,672
Purchases of cost method investments	(11,083)	(2,000)	—
Proceeds from the sale of cost method investments	—	—	4,121
(Purchase) redemption of restricted cash equivalents	(31,774)	1,975	8,499

Net cash used in investing activities	(108,076)	(8,605)	(44,430)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	376,673	—	—
Proceeds from issuance of common stock under stock option and employee stock purchase plans	1,305	2,214	1,604
Proceeds from issuance of preferred stock	143,000	—	—
Acquisition of treasury stock	—	(200)	—
Offering costs	(2,195)	(651)	—
Payments of capital lease obligations	(15,091)	(64,083)	(75,508)

Net cash provided by (used in) financing activities	503,692	(62,720)	(73,904)

Net increase (decrease) in cash and cash equivalents	305,254	(119,774)	(118,879)
Effect of exchange rates on cash and cash equivalents	(406)	747	562
Cash and cash equivalents at beginning of year	13	304,861	185,834

Cash and cash equivalents at end of year	$304,861	$185,834	$67,517

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$6,808	$15,387	$9,322

Supplemental disclosures of non-cash financing activity:
Capital lease obligations incurred in connection with the purchase of property and equipment	$118,629	$45,028	$—

Capital lease obligations incurred in connection with the purchase of rights to use fiber optic capacity	$6,865	$2,398	$—

See accompanying notes to consolidated financial statements.

StorageNetworks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1.    Business

StorageNetworks, Inc. (the “Company”) is a provider of data storage management software and services. The Company provides managed services, professional services and software products to its customers. Through its managed services, the Company manages its customers’ data and through its professional services, the Company performs a variety of data storage related services, such as the design and implementation of networked storage infrastructures. The Company’s proprietary software reduces the complexity of managing heterogeneous storage environments.

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

Revenue Recognition

The Company derives revenue from primarily two sources: user fee software licenses and services. Services revenues include revenues derived from fees from customer use of the Company’s managed services and revenues derived from professional services. User fee software license revenue consists of revenue derived from perpetual licenses for its STORos StorageManager product. Services revenue also includes revenue derived from software transactions under contracts for software maintenance and technical support, consulting and training.

Revenues for managed services and professional services are recognized in accordance with the guidance of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” when all of the following conditions are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collection is reasonably assured.

Revenues from the Company’s managed services primarily include monthly service fees charged on a per usage basis and are recognized as the managed services are provided.

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

StorageNetworks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Maintenance includes updates (unspecified product upgrades and enhancements) on a when-and-if available basis, telephone support, and bug fixes or patches. Consulting consists primarily of product installation, which does not involve customization of the software. Consulting fees are based on the level of effort required to perform the installation and the billing rate per hour when these services are sold separately. Training consists of courses taught by the Company’s instructors at the customer’s site. Training fees are based on a per course fixed-price basis.

The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has vendor-specific, objective evidence of fair value to allocate revenue to the maintenance, consulting and training. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery of the software using the residual method in accordance with SOP 98-9. Some of the Company’s software revenue is recognized on a subscription basis where monthly fees are charged on a per usage basis. Revenue from maintenance is recognized ratably over the maintenance term. Revenue from consulting and training is recognized as the services are performed.

Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of 90 days or less at the time of purchase. As of December 31, 2001 and 2002, cash equivalents consisted principally of money market funds.

Restricted Cash Equivalents

Restricted cash equivalents represent amounts that are temporarily restricted as to their use in accordance with financing and leasing arrangements.

Investments

The Company classifies its short and long-term investments as held to maturity in accordance with Statement of Financial Accounting Standard No. 115 “Accounting for Investments in Debt and Equity Securities.” Such investments are carried at amortized cost, which approximates market value. The Company reviews investments on a quarterly basis for reductions in market value that are other than temporary. When such reductions occur, the cost of the investment is adjusted to its fair value.

Concentrations of Credit Risk

Carrying amounts of financial instruments held by the Company, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short duration. Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of cash and cash equivalents, investments and accounts receivable. As of December 31, 2002, 77% of the Company’s cash, cash equivalents and investments were held at four financial institutions.

StorageNetworks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s customer base is primarily composed of businesses throughout the United States. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential losses. One managed services customer accounted for 10% and 18% of the Company’s consolidated total revenues for the years ended December 31, 2001 and 2002.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over their respective estimated useful lives, which are generally one to four years. Equipment recorded under capital leases and leasehold improvements are depreciated using the straight-line method over the shorter of the respective lease term or estimated useful life of the asset. The Company periodically reviews the depreciable lives of its assets in production and makes any necessary changes in estimates.

Research and Development Costs

Research and development costs are expensed as incurred and include costs to develop, enhance and manage the Company’s proprietary technology.

Income Taxes

The Company accounts for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans utilizing the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standard No. 123, “Accounting For Stock-Based Compensation” (“SFAS 123”).

For the year ended December 31, 2000, the Company recorded $580,000 in deferred compensation for options to purchase common stock granted at exercise prices determined to be below the fair value of common stock.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	2000	2001	2002
Net loss	$(124,865)	$(224,973)	$(76,574)
Add: Stock-based compensation as reported in the Statement of Operations	5,061	3,866	1,257
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(20,307)	(32,528)	(16,699)
Pro forma net loss	$(140,111)	$(253,635)	$(92,016)
Pro forma net loss per share — basic and diluted	$(2.38)	$(2.62)	$(0.93)

The weighted-average per share fair value of options granted during 2000, 2001 and 2002 was $22.69, $6.82 and $1.86, respectively.

StorageNetworks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Stock Options:	2000	2001	2002
Expected term (years)	3.7	4.8	4.0
Risk-free interest rate (%)	6.2	4.3	2.1
Expected volatility (%)	147	136	112

The Company has never declared cash dividends on any of its capital stock.

The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures in future years.

Impairment of Long-Lived Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).” The Company continually reviews the carrying value of long-lived assets, including property and equipment, to determine whether there are any indications of impairment losses. Recoverability of long-lived assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Software Development Costs

Under Statement of Financial Accounting Standard No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model, which is typically demonstrated by initial beta shipment. As of December 31, 2002 all software development costs have been charged to research and development expense.

Advertising Expenses

All advertising costs are expensed as incurred. The Company incurred $5.6 million, $1.2 million and $400,000 in advertising costs during the years ended December 31, 2000, 2001 and 2002, respectively.

Foreign Currency Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52, “Foreign Currency Translation.” All balance sheet amounts have been translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates have been reported in other comprehensive income.

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

StorageNetworks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Information

Statement of Financial Accounting Standard No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”), requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographical areas and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance.

Recent Accounting Pronouncements

In June, 2002, the FASB issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”), which addresses the accounting for disposal and exit activities, and supercedes EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 is required to be adopted for disposal activities initiated after December 31, 2002. Under SFAS 146, certain types of restructuring charges will be recorded as they are incurred over time, rather than being accrued at the time of management’s commitment to an exit plan as specified by EITF 94-3. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure,” (“SFAS 148”). SFAS 148 provides two additional transition methods for entities that adopt the fair value method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. SFAS 148 is effective for fiscal periods ending after December 15, 2002. The Company has provided the new disclosures in “Stock-Based Compensation” in Note 2.

3.    Investments

Investments consist of the following (in thousands):

	December 31, 2001
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities due within one year	$31,058	$—	$—	$31,058
Corporate notes due within one year	11,920	—	—	11,920

Total debt securities included in short-term investments	$42,978	$—	$—	$42,978

U.S. government securities due within two years	19,133	—	—	19,133
Corporate notes due within two years	10,804	—	—	10,804

Total debt securities included in non-current investments	$29,937	$—	$—	$29,937

StorageNetworks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2002
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities due within one year	$58,108	$—	$—	$58,108
Corporate notes due within one year	22,334	—	—	22,334

Total debt securities included in short-term investments	$80,442	$—	$—	$80,442

U.S. government securities due within two years	38,859	—	—	38,859
Corporate notes due within two years	7,108	—	—	7,108

Total debt securities included in non-current investments	$45,967	$—	$—	$45,967

4.    Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2001	2002
Managed services and lab equipment	$60,011	$7,220
Furniture, fixtures, computer equipment and other	9,778	425
Leasehold improvements	9,845	2,558

	79,634	10,203
Less accumulated depreciation	(12,560)	—

	$67,074	$10,203

Depreciation expense amounted to $23.8 million, $53.1 million and $26.3 million in 2000, 2001 and 2002, respectively.

Included in the December 31, 2001 and 2002 amounts above are property and equipment under capital leases with an adjusted cost basis of $40.9 million and $913,000, and accumulated depreciation of $7.9 million and $0, respectively.

5.    Impairment Charge and Other Related Costs

Fiscal 2001 Restructuring:

During 2001, demand for services in third party data centers weakened. In addition, the Company recognized that there was limited demand, at selling prices that made economic sense, for primary data managed services from enterprise customers. During the fourth quarter of 2001, general economic conditions remained difficult and hosting service providers continued to experience significant financial difficulties. As a result, the Company focused its sales and marketing efforts on selling back-up managed services and its software and services to large enterprise organizations. This focus triggered an impairment review of long-lived assets, primarily storage hardware assets used in delivering the Company’s managed services, within the Company’s traditional S-POP data centers.

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

StorageNetworks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, as a result of the Company’s new focus toward selling back-up managed services and software to large enterprise organizations, the Company determined that certain assets and future obligations no longer matched the needs of the Company’s current enterprise customers or the future direction of the business. Therefore, the Company recognized a one-time charge of $35.4 million related to the following items: fiber related assets and obligations ($12.4 million), the permanent impairment of strategic investments in privately-held companies with businesses complementary to the Company’s primary data managed services ($12.1 million), future commitments for office and S-POP data center floor space ($6.6 million), future commitments for assets related to primary data managed services ($3.0 million) and employee termination costs and other charges ($1.3 million). The Company recovered $1.8 million from a 2001 reserve related to a fiber commitment, which was settled in the fourth quarter of 2002.

At December 31, 2002, the Company had $10.0 million in accrued expenses related to these charges as summarized below (in thousands):

	December 31, 2001	Payments	Adjustments	December 31, 2002
Fiber related obligations	$9,048	$(803)	$(1,798)	$6,447
Future commitments for office and S-POP floor space	6,581	(3,401)	—	3,180
Future commitments for assets related to managed services	3,030	(2,779)	—	251
Employee termination costs and other charges	244	(163)	—	81

Total	$18,903	$(7,146)	$(1,798)	$9,959

Fiscal 2002 Restructuring:

Minimal demand for the Company’s back-up managed services from enterprise customers and low renewals from existing customers resulted in diminished returns from the managed services segment. Therefore, in the fourth quarter of 2002, the Company decided to exit the managed services business. In addition, the Company decided to significantly reduce overall headcount.

As a result of these exit activities, the Company recorded asset impairment charges and other related costs of $59.7 million in the quarter ended December 31, 2002. The charges consisted of fixed asset impairments of $31.6 million, other asset impairments of $1.0 million and a net restructuring charge of $27.1 million.

As a result of its decision to exit the managed services business, the Company calculated the net undiscounted cash flows of its operating business to determine if there was an impairment of its long-lived assets. To do so, the Company compared its cash inflows, which consisted of revenues to be received on its existing managed services contracts and compared them to its cash outflows resulting from those operating and general corporate assets associated with delivering the managed services. The Company distinguished between assets used in operations and assets held for sale. Assets held for sale included only those assets that were available for sale at December 31, 2002. For assets used in operations, the Company recognized a loss for the difference between the asset net book value and the asset fair market value at December 31, 2002, which accounted for an impairment of $30.0 million. For assets held for sale, the Company recognized a loss for the difference between the asset net book value and asset fair market value, less cost to sell which resulted in an impairment of $1.6 million.

In addition, as a result of the Company’s exit activities within the managed services business and its overall reduction in personnel, the Company incurred certain other asset impairments and exit cost liabilities at December 31, 2002. The Company recognized asset impairments of $1.0 million, which included prepaid equipment maintenance contracts relating to its managed services assets in which the maintenance period

StorageNetworks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

extended beyond the assets useful life and prepaid royalties relating to its STORos StorageManager product. The Company also recognized restructuring charges of $32.7 million comprised of the following: future charges for contractually committed global office space ($21.0 million), other contractual obligations arising from terminations of leases ($10.1 million) and employee termination costs ($1.6 million). These restructuring charges were offset by the recovery of $1.8 million from a 2001 reserve related to a fiber commitment which was settled in the fourth quarter of 2002 and a $3.8 million recovery of accruals taken in 2002 pertaining to the Company’s managed services business, resulting in a net restructuring charge of $27.1 million. The $3.8 million recovery of accruals consisted of data center rent, utilities and marketing related to the Company’s managed services business.

At December 31, 2002, the Company had $32.0 million remaining in accrued expenses relating to these charges, consisting of the following (in thousands):

December 31, 2002
Future commitments for office floor space	$21,767
Future commitments for assets related to managed services	8,659
Employee termination costs and other charges	1,577

Total	$32,003

6.    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2001	2002
Accrued restructuring charges	$18,903	$25,349
Accrued other	31,356	11,904

	$50,259	37,253

Accrued restructuring charges — long term		16,612

		$53,865

7.    Stockholders’ Equity

Common Stock

The Company has authorized 600,000,000 shares of common stock, $.01 par value. The voting, dividend and liquidation rights of the holders of common stock are subject to, and qualified by, the rights of the holders of preferred stock. The holders of common stock are entitled to one vote for each share held. The Board of Directors (the “Board”) may declare dividends subject to preferential dividend rights of any outstanding preferred stock. Holders of common stock are entitled to receive all assets available for distribution on the dissolution or liquidation of the Company, subject to any preferential rights of any outstanding preferred stock.

Initial Public Offering

In July, 2000, the Company completed its initial public offering (“IPO”) in which it sold 10,350,000 shares of common stock at a price to the public of $27.00 per share. The net proceeds of the IPO after deducting underwriting discounts were $258.6 million. Upon the closing of the IPO, all of the Company’s then outstanding convertible preferred stock automatically converted into an aggregate of 54,109,118 shares of common stock.

StorageNetworks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the issuance of 5,000,000 shares of preferred stock. The Board has discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences of each series of preferred stock.

Stock Option Plans

The Company has adopted the StorageNetworks, Inc. Amended and Restated 1998 Stock Incentive Plan, the 2000 Stock Plan and the 2000 Non-Employee Director Option Plan (collectively, the “Stock Plans”), which are administered by the Board. Under the terms of the Stock Plans, the Board may grant stock awards to officers, employees and consultants of the Company. The Amended and Restated 1998 Stock Incentive Plan and the 2000 Stock Plan permit the grant of incentive stock options and nonqualified stock options and the 2000 Non-Employer Director Plan permits the grant of only non-qualified stock options. As of December 31, 2002, the Company has reserved 24,048,797 shares of common stock for issuance under the Stock Plans. Incentive stock options may not be granted at less than 100% of the fair market value of the common stock on the date of the grant and may not expire more than ten years from the date of the grant. Stock options granted under the Stock Plans generally will become exercisable over a three or four-year period unless the Board specifies a different vesting schedule. The Stock Plans have a term of ten years, subject to earlier termination or amendment by the Board, and options outstanding under a Stock Plan prior to its termination remain outstanding after such termination.

2000 Employee Stock Purchase Plan

The 2000 Employee Stock Purchase Plan (the “2000 Stock Purchase Plan”) was adopted by the Board and approved by the Company’s Stockholders in March, 2000. The 2000 Stock Purchase Plan authorizes the issuance of up to a total of 10,000,000 shares of common stock to the Company’s participating employees.

The following table presents the activity of the Stock Plans for the periods ended December 31, 2000, 2001 and 2002:

	2000		2001		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options at beginning of year	9,126,000	$0.73	9,969,030	$10.07	12,412,183	$9.07
Granted	3,665,650	27.34	12,088,161	7.76	8,305,748	2.56
Exercised	(1,984,337)	0.66	(2,419,938)	0.71	(772,304)	0.99
Cancelled	(838,283)	6.06	(7,225,070)	11.04	(6,762,735)	8.29

Outstanding options at end of year	9,969,030	$10.07	12,412,183	$9.07	13,182,892	$5.84

Exercisable at end of year	1,035,213	$2.13	1,901,458	$11.69	3,756,055	$8.41

Available for grant at end of year	10,835,133		9,406,418		10,865,905

StorageNetworks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the Company’s stock options at December 31, 2002:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.03 – $1.50	1,780,466	8.50	$0.98	454,775	$0.30
$1.51 – $2.73	215,000	9.51	1.99	80,000	2.00
$2.79 – $2.79	5,418,479	9.32	2.79	841,947	2.79
$3.00 – $4.14	1,056,968	8.64	3.83	373,786	3.77
$4.66 – $4.66	1,822,921	8.64	4.66	636,517	4.66
$5.07 – $8.91	1,519,006	8.36	7.36	599,471	7.61
$9.70 – $24.75	1,115,714	7.76	18.53	630,175	18.27
$55.00 – $55.00	208,088	7.82	55.00	111,838	55.00
$84.50 – $84.50	45,750	7.70	84.50	27,156	84.50
$98.00 – $98.00	500	7.59	98.00	390	98.00

	13,182,892	8.79	$5.84	3,756,055	$8.41

Stock Warrants

On February 29, 2000, the Company issued warrants to three customers to purchase 810,000 shares of preferred stock, that converted to warrants to purchase 810,000 shares of common stock upon the completion of the Company’s IPO in July, 2000, at $22.75 per share. The fair value of the warrants was determined to be $3.5 million and was calculated using the Black-Scholes option pricing model with the following assumptions: volatility—95%, dividends—none, expected life— 1/4 year, risk-free interest rate—5.5%. All of the warrants were immediately exercisable. Warrants with a fair value of $1.9 million issued to customers with non-cancelable managed services contracts have been deferred and will be amortized over the contract term. These warrants had a balance of $158,000 at December 31, 2002. The remaining warrants with a fair value of $1.7 million are included in sales and marketing expenses for the year ended December 31, 2000. All of such warrants have been exercised or expired.

8.    Income Taxes

As of December 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $308.1 million. The net operating loss carryforwards will expire at various dates beginning in the years 2003 through 2022 if not utilized.

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes consist of the following at December 31 (in thousands):

	2001	2002
Deferred tax assets:
Net operating loss and tax credit carryforwards	$108,825	$126,513
Restructuring charges	45,226	16,785
Depreciation	—	33,008
Other	1,774	1,176

	155,825	177,482
Deferred tax liabilities:
Depreciation	5,280	—

	150,545	177,482
Valuation allowance	(150,545)	(177,482)

Net deferred tax asset	$—	$—

StorageNetworks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded. The Company will continue to assess the realization of the deferred tax assets based on actual and forecasted operating results.

9.    Commitments and Contingencies

Leases

The Company has entered into a number of operating leases for its facilities. The leases expire from 2003 through 2010. The Company also leases certain data center infrastructure and equipment under capital leases. Certain of these capital leases were entered into as sales-leaseback transactions. No gain or loss was recorded in any such transaction due to the short holding period from the time the assets were purchased until the time of the sale-leaseback. Future minimum lease payments as of December 31, 2002 are as follows:

	Capital Leases	Operating Leases
	(in thousands)
Year ending December 31,
2003	$27,832	$10,212
2004	4,367	6,823
2005	125	4,990
2006	—	4,633
2007	—	4,632
Thereafter	—	14,022

Total minimum lease payments	32,324	$45,312

Less amounts representing imputed interest	3,150

Present value of minimum lease payments	29,174
Less current portion	24,812

Capital lease obligations, less current portion	$4,362

At December 31, 2002, the Company has accrued $24.1 million of its future operating lease commitments in accordance with the exit activities discussed in Note 5.

The Company’s rent expense was approximately $19.6 million, $25.3 million and $12.0 million for the years ended December 31, 2000, 2001 and 2002, respectively. Future minimum rentals to be received under noncancelable subleases totaled $3.4 million at December 31, 2002.

Litigation

In July, 2001, the Company initiated an action against Metromedia Fiber Network (“MFN”) in Middlesex (Massachusetts) Superior Court. This action seeks compensatory, punitive and declaratory relief, alleging, among other things, misrepresentation, fraudulent inducement and breach of contract due to MFN’s failure to possess or to deliver fiber optic capacity in accordance with representations made by MFN and as specified under the Company’s Fiber Optic Network Leased Fiber Agreement with MFN. This action is currently stayed as a result of MFN’s bankruptcy proceedings. MFN also initiated an action in New York, New York alleging that the Company has breached such agreement, which action was dismissed in favor of the Massachusetts action. While the outcome of this matter is not currently determinable, the Company believes that the result will not have a material adverse effect on the results of its operations or its financial position.

StorageNetworks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition, the Company is subject to various claims and proceedings in the ordinary course of business. Based on information currently available, the Company believes that none of such current claims or proceedings, individually or in the aggregate, will materially harm its financial condition or results of operations.

10.    Segment Information

The Company considers its managed services, its professional services and its software business as reportable segments under the aggregation criteria of SFAS 131. The revenues and related cost of revenues for each reportable segment are reported separately in the accompanying consolidated statements of operations.

The percentage of managed services revenues derived from international operations totaled 2%, 10% and 6% for the years ended December 31, 2000, 2001 and 2002, respectively. The percentage of professional services revenues derived from international operations totaled 4%, 1% and 20% for the years ended December 31, 2000, 2001 and 2002, respectively.

Total assets for the Company’s managed services segment totaled $79.7 million and $14.4 million at December 31, 2001 and 2002, respectively. Total assets pertaining to the Company’s professional services segment were $1.2 million and $141,000 at December 31, 2001 and 2002, respectively. The Company’s software business segment was not material in any period.

11.    Employee Benefit Plan

In January, 2000, the Company established a savings plan that is designed to be qualified under Section 401(k) of the Internal Revenue Code (The “401(k) Plan”). Eligible employees are permitted to contribute to the 401(k) Plan through payroll deductions within statutory and plan limits. The Company made no contributions to the 401(k) Plan in 2000, 2001 or 2002.

StorageNetworks, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Subsequent Event

In February, 2002, the Company received $10.7 million of insurance proceeds for data storage equipment damaged from the events of September 11, 2001. The impacted assets were subject to the asset impairment review in 2001, at which time their carrying value was reduced to fair market value. The gain from the receipt of insurance proceeds will be recognized when realized in the first quarter of 2003.

Additionally, as of March 24, 2003, the Company has repaid approximately $12.6 million of capital lease obligations due to early termination of which $4.2 million were originally scheduled to mature subsequent to December 31, 2003. Such amounts are included in the current portion of capital lease obligations as of December 31, 2002.

13.    Selected Quarterly Results of Operations (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
FISCAL 2002
Total net revenue	$31,626	$23,750	$22,035	$17,505	$94,916
Gross margin	10,384	8,634	7,604	5,876	32,498
Net loss	(5,394)	(5,538)	(5,039)	(60,603)	(76,574)
Net loss per share — Basic and diluted	$(0.05)	$(0.06)	$(0.05)	$(0.61)	$(0.78)
Number of shares used in computing per share amounts — basic and diluted	98,099	98,466	98,663	98,910	98,519
FISCAL 2001
Total net revenue	$27,105	$33,402	$31,540	$31,578	$123,625
Gross margin (deficit)	(5,788)	(985)	1,024	2,160	(3,589)
Net loss	(32,863)	(32,202)	(26,996)	(132,912)	(224,973)
Net loss per share — Basic and diluted	$(0.34)	$(0.33)	$(0.28)	$(1.36)	$(2.33)
Number of shares used in computing per share amounts — basic and diluted	95,842	96,449	96,723	97,440	96,698

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Our executive officers and directors, and their ages and positions as of March 1, 2003, are as follows:

Name	Age	Position

Paul C. Flanagan	38	President, Chief Executive Officer, Treasurer and Director

David A. Flanagan	44	Senior Vice President of Global Operations and Chief Information Officer

Scott J. Dussault	31	Vice President and Chief Financial Officer

Dean J. Breda	40	Vice President, General Counsel and Secretary

Peter W. Bell	38	Chairman of the Board of Directors

Robert E. Davoli (1)(2)(3)	54	Director

(1)	Member of the compensation committee
(2)	Member of the audit committee
(3)	Member of the nominating and corporate governance committee

Set forth below is certain information regarding the professional experience for each of the above-named persons.

Paul C. Flanagan has served as our President, Chief Executive Officer, Treasurer and director since January, 2003. Mr. Flanagan served as our Chief Financial Officer from March, 1999 to January, 2003, as Executive Vice President from April, 2000 to January, 2003, and as our Chief Operating Officer from April, 2002 to January, 2003. From May, 1997 to February, 1999, Mr. Flanagan served as Vice President of Finance for Lasertron, Inc., a manufacturer of fiber optic components for the telecommunications industry. From December, 1995 to May, 1997, Mr. Flanagan served as Vice President of Finance and Administration for Vitol Gas and Electric, LLC, an energy commodity trading company. From September, 1986 to December, 1995, Mr. Flanagan was employed by Ernst & Young LLP, a public accounting firm. Mr. Flanagan is the brother of David A. Flanagan, our Senior Vice President of Global Operations and Chief Information Officer.

David A. Flanagan has served as our Chief Information Officer since August, 1999 and as our Senior Vice President of Global Operations since February, 2002. Prior to joining StorageNetworks, Mr. Flanagan was Director of Information Technology at International Integration Inc. from March, 1997 to August, 1999, prior to its acquisition by Razorfish, Inc. Mr. Flanagan was Project Manager at Boston Consulting Group from May, 1994 to March, 1997. Mr. Flanagan is the brother of Paul C. Flanagan, our President, Chief Executive Officer, Treasurer and director.

Scott J. Dussault has served as our Vice President and Chief Financial Officer since January, 2003. Previously, Mr. Dussault served as our Vice President of Finance from January, 2001 to January, 2003, as our Director of Finance from January, 2000 to January, 2001, and as our Controller from May, 1999 to January, 2000. Prior to joining StorageNetworks, Mr. Dussault was an audit manager in Ernst & Young’s entrepreneurial services group from August, 1993 to May, 1999.

Dean J. Breda has served as our Vice President and General Counsel since July, 1999. From June, 1997 to July, 1999, Mr. Breda served as Senior Counsel at Oak Industries Inc., a manufacturer of components for the telecommunications industry. From September, 1989 through June, 1997, Mr. Breda was an associate at the law firm of Testa, Hurwitz & Thibeault, LLP.

Peter W. Bell co-founded StorageNetworks, has been a member of our board of directors since August, 1998, and has served as our Chairman of the Board since January, 2000. Mr Bell served as our Chief Executive Officer and President from October, 1998 to January, 2003. From July, 1997 to July, 1998, Mr. Bell served as the Vice President of Worldwide Sales at Andataco, Inc., an integrator of storage technology products. From July, 1996 to July, 1997, Mr. Bell served as the Executive Vice President of Sales, Services and Marketing at NetXchange, a provider of internet telephony software. Between November, 1986 and June, 1996, Mr. Bell held a variety of management positions in marketing, operations and sales at EMC Corporation, a vendor of storage hardware, software and services, including Director of Sales, Open Storage Group.

Robert E. Davoli has served as a director of StorageNetworks since December, 1998, as a member of the Compensation Committee since August, 1999, as a member of the Audit Committee since January, 2002 and as a member of the nominating and corporate governance committee since February, 2003. Mr. Davoli has been a general partner of Sigma Partners, a venture capital firm, since 1995. Prior to his association with Sigma Partners, he was President and Chief Executive Officer of Epoch Systems, a vendor of client-server data management software products. Mr. Davoli also serves on the board of directors of Internet Security Systems, Inc., Vignette Corporation, and Versata, Inc.

Each executive officer serves at the discretion of the board of directors and holds office until his successor is elected and qualified or until his earlier resignation or removal.

Our board of directors has determined that we do not have an audit committee financial expert serving on our audit committee. We have searched for an appropriate candidate who would satisfy this requirement but to date have not been successful in locating one.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than ten percent of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Based solely on our review of copies of reports filed by the reporting persons furnished to us or written representations from the reporting persons, we believe that during 2002 all filings required to be made by the reporting persons were timely made in accordance with the requirements of the Exchange Act.

Item 11.    Executive Compensation.

Summary Compensation Table

The following table sets forth information with respect to the compensation earned in each of the last three fiscal years by our chief executive officer as of December 31, 2002 and our other most highly compensated executive officers who were serving as executive officers at December 31, 2002 and whose total annual compensation exceeded $100,000 (two officers). We refer to these individuals collectively as our named executive officers.

	Year	Annual Compensation							Long-Term Compensation Awards(2)
Name and Principal Position		Salary($)		Bonus($)			Other Annual Compensation(1)		Number of Securities Underlying Options

Peter W. Bell (3) Chairman of the Board of Directors, Chief Executive Officer and President	2002 2001 2000	$18,750 225,000 179,167	(4)	$	— 100,000 100,000		$68,911 51,657 53,137	(5) (6) (6)	1,001,250 250,000 —

Paul C. Flanagan Executive Vice President, Chief Financial Officer, Treasurer and Secretary	2002 2001 2000	200,000 200,000 159,583			— 100,000 80,000	(7)	18,601 30,071 —	(6) (6)	1,001 850,000 10,000

Jeffrey P. Keohane (8) Executive Vice President, Business Operations	2002 2001	175,000 141,193			— 100,000	(9)	— —		201,250 600,000

(1)	Perquisites for each of the named executive officers did not exceed the lesser of $50,000 or 10% of the total salary and bonus for the respective fiscal years and have been omitted in accordance with SEC rules.
(2)	We do not have any long-term compensation plans that include any long-term incentive payouts. No stock appreciation rights have been granted or are held by any of the named executive officers.
(3)	Mr. Bell served as our Chief Executive Officer and President from October, 1998 to January, 2003.
(4)	Mr. Bell was paid $18,750 in salary for 2002. Effective as of February, 2002, Mr. Bell elected to forego his base salary for the remainder of 2002 and we made no further salary payments to Mr. Bell.
(5)	During 2002, we paid $68,911 on behalf of Mr. Bell for tax consulting and related services. Upon Mr. Bell’s removal as our Chief Executive Officer in January, 2003, we paid him $306,250 pursuant to an executive retention agreement, which included the salary Mr. Bell deferred in 2002. We will pay Mr. Bell an additional $225,000 in installments from January, 2003 through December, 2003 pursuant to the executive retention agreement.
(6)	Represents after-tax amount we paid on behalf of the executive for tax consulting and related services.
(7)	We did not pay bonuses to our executive officers in 2002. Following Mr. Flanagan’s appointment as our CEO and President, he received a retention bonus of $75,000 in January, 2003.
(8)	Mr. Keohane commenced employment in 2001.
(9)	Mr. Keohane also received a retention bonus of $52,000 in 2003.

Option Grants During Fiscal Year 2002

The following table sets forth each grant of stock options during 2002 to each of our named executive officers. All options were granted at the fair market value of our common stock as determined by our board of directors on the date of grant.

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in 2002 (%)(1)	Exercise Price Per Share ($/share)	Expiration Date		5% ($)	10% ($)

Peter W. Bell	1,250 1,000,000	.02 12.04%	$2.79 2.79	4/27/12 4/26/12	(3) (4)	$2,193 1,754,616	$5,558 4,446,541

Paul C. Flanagan	1,250 1,000,000	.02 12.04	2.79 2.79	4/27/12 4/27/12	(5) (6)	2,193 1,754,616	5,558 4,446,541

Jeffrey P. Keohane	1,250 200,000	.02 2.4	2.79 2.79	4/27/12 4/27/12	(5) (7)	2,193 350,923	5,558 889,308

(1)	The percentage of total options granted to employees in 2002 is calculated based on options granted to employees under our amended and restated 1998 stock incentive plan and our 2000 stock plan.
(2)	The potential realizable value is calculated based on the term of the stock option at the time of grant. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the SEC and does not represent our prediction of our future stock price performance. The potential realizable values at 5% and 10% appreciation are calculated by assuming that the exercise price on the date of grant appreciates at the indicated rate for the entire term of the stock option and that the stock option is exercised at the exercise price and sold on the last day of its term at the appreciated price. Actual gains, if any, on stock option exercises depend on the future performance of our common stock and overall stock market conditions.
(3)	The original expiration date of this option was 4/27/12. However, this option was cancelled on 1/8/03.
(4)	The original expiration date of this option was 4/26/12. However, this option was cancelled with respect to 500,000 of the 1,000,000 shares on 1/8/03. The option will be cancelled with respect to the remaining 500,000 shares on 1/8/04 if not exercised prior to that date.
(5)	These options vest in seven years from the date of grant, subject to acceleration in certain circumstances, including certain circumstances involving an acquisition, merger or change of control of StorageNetworks.
(6)	This option vests in equal quarterly installments over three years beginning on 7/26/02, subject to acceleration in certain circumstances, including certain circumstances involving an acquisition, merger or change of control of StorageNetworks.
(7)	This option vests in equal quarterly installments over four years beginning on 7/26/02, subject to acceleration in certain circumstances, including certain circumstances involving an acquisition, merger or change of control of StorageNetworks.

Options Exercised During Fiscal Year 2002 and Fiscal Year-End Option Values

The following table sets forth for each of our named executive officers the stock options exercised and the number and value of securities underlying unexercised options that were held by our named executive officers as of December 31, 2002.

Name	Shares Acquired on Exercise(#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at December 31, 2002 Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2002($)(2) Exercisable/Unexercisable

Peter W. Bell	—	—	276,041/973,959	—/—

Paul C. Flanagan	16,756	$10,054	543,160/1,394,584	$50,486/—

Jeffrey P. Keohane	—	—	254,737/538,092	—/—

(1)	Based on the fair market value of our common stock on the day of exercise, less the option exercise price.
(2)	Based on the closing sale price of our common stock on December 31, 2002 ($1.16 per share), as reported on the Nasdaq National Market, less the option exercise price.

Compensation of Directors

Effective as of September 1, 2002, our non-employee directors receive an annual retainer of $8,000 per year and $1,000 for each board meeting they attend, including telephonic meetings, and we reimburse non-employee directors for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors. Directors are not compensated for attendance at any meeting of a committee of our board of directors. In addition, non-employee directors may receive stock options and other equity awards under our 2000 stock plan and our 2000 non-employee director stock option plan.

On April 26, 2002, we granted each of our then-current non-employee directors, Messrs. Robert Davoli, Stephen Gaal and Michael Lambert, a fully vested option to purchase 50,000 shares of common stock at an exercise price of $2.79 per share under our 2000 stock plan. On May 15, 2002, each of those non-employee directors automatically received a fully-vested option to purchase 10,000 shares of common stock at an exercise price of $2.73 per share under our 2000 non-employee director stock option plan. In 2002, Messrs. George McClelland and William Weyand, who resigned from our board of directors in January, 2003, each received fully vested options to purchase an aggregate of 50,000 shares of common stock on the date he was first elected to the board of directors. No shares were issued pursuant to any of these options during 2002.

Under our 2000 non-employee director stock option plan, each new non-employee director will be granted an option to purchase 25,000 shares of common stock on the date he or she is first elected to the board, and all non-employee directors will be automatically granted an option to purchase 10,000 shares of common stock immediately following each annual meeting of stockholders. Options granted to our non-employee directors are fully vested on the date of grant, and we have the right to repurchase any shares issued upon exercise of these options for two years from the date of grant. Unexercised options terminate three months after the date a director ceases to be a director.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Please see the information provided under the captions “Option Grants During Fiscal Year 2002” and “Summary Compensation Table” above, and “Agreements with Executive Officers and Change of Control Provisions” in Item 13 below, for a discussion of the terms of any employment contracts and any termination of employment and change-in-control arrangements between us and our named executive officers.

Compensation Committee Interlocks and Insider Participation

Mr. Davoli is currently the sole member of the compensation committee. Prior to their resignations from our board of directors, Messrs. Stephen Gaal, Michael Lambert, George McClelland and William Weyand also served on our compensation committee at times during 2002. Neither Mr. Davoli, nor any other board member who served on our compensation committee, was at any time during 2002, or formerly, an officer or employee of StorageNetworks or any of our subsidiaries, and none had any relationship with StorageNetworks requiring disclosure under Item 404 of Regulation S-K under the Exchange Act.

None of our executive officers has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of our compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as to the number of shares of our common stock beneficially owned as of January 31, 2003 (or such other date as is indicated) by the following:

•	each person known by us to beneficially own more than 5% of the outstanding shares of our common stock;

•	each of our directors;

•	our named executive officers; and

•	all of our current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes any shares as to which the person has sole or shared voting or investment power and also any shares that the stockholder has the right to acquire within 60 days after January 31, 2003 through the exercise of any stock option or other right. Shares of common stock that an individual or entity has the right to acquire within 60 days after January 31, 2003 are deemed to be beneficially owned by the stockholder holding such option or right for the purposes of computing the percentage ownership of such stockholder, but are not deemed outstanding for the purposes of computing the ownership of any other listed stockholder. Applicable percentage of beneficial ownership is based on 99,007,710 shares of common stock outstanding as of January 31, 2003.

Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated, the address of each person is: c/o StorageNetworks, Inc., 225 Wyman Street, Waltham, Massachusetts 02451.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Outstanding
Massachusetts Financial Services Company and affiliates(1) 500 Boylston Street Boston, MA 02116	5,413,220	5.47%
Peter W. Bell(2)	3,908,275	3.92
Robert E. Davoli(3)	3,029,203	3.06
Paul C. Flanagan(4)	1,095,003	1.10
David A. Flanagan(5)	295,631	*
Dean J. Breda(6)	137,016	*
Scott J. Dussault(7)	105,005	*
All executive officers and directors as a group (6 persons)(8)	8,570,133	8.47

*	Percentage is less than 1% of the total number of outstanding shares of common stock of StorageNetworks.
(1)	Based on information as of December 31, 2002 contained in Amendment No. 3 to Schedule 13G/A filed by the stockholder with the SEC on February 13, 2003. The stockholder has sole voting power with respect to 5,338,850 shares and sole dispositive power with respect to 5,413,220 shares.
(2)	Includes 3,236,400 shares held by the PWB Limited Partnership, with respect to which Mr. Bell has shared voting and dispositive power. Mr. Bell is a manager and the sole member of PWB LLC, which is the general partner of PWB Limited Partnership. Mr. Bell disclaims beneficial ownership with respect to such shares, except to the extent of his pecuniary interest therein, if any. Also includes 671,875 shares issuable upon the exercise of stock options exercisable within 60 days after January 31, 2003.
(3)	Includes 1,560,403 shares held by Sigma Partners IV, L.P., 474,574 shares held by Sigma Associates IV, L.P., 54,241 shares held by Sigma Investors IV, L.P., 557,548 shares held by Sigma Partners V, L.P., 129,529 shares held by Sigma Associates V, L.P., 18,678 shares held by Sigma Investors V, L.P., and 164,230 shares held by Mr. Davoli directly. Mr. Davoli is a partner of Sigma Partners, an affiliated entity of these limited partnerships. Mr. Davoli disclaims beneficial ownership with respect to such shares, except to the extent of his pecuniary interest therein, if any. Also includes 70,000 shares issuable upon the exercise of stock options exercisable within 60 days of January 31, 2003.
(4)	Includes 48,000 shares held by The 2000 Paul C. Flanagan Irrevocable Trust, with respect to which Mr. Flanagan has no voting or dispositive power. Mr. Flanagan disclaims beneficial ownership with respect to such shares, except to the extent of his pecuniary interest therein, if any. Also includes 930,247 shares issuable upon the exercise of stock options exercisable within 60 days after January 31, 2003.
(5)	Consists of 295,631 shares issuable upon the exercise of stock options exercisable within 60 days after January 31, 2003.
(6)	Includes 133,443 shares issuable upon the exercise of stock options exercisable within 60 days after

January 31, 2003.

(7)	Consists of 105,005 shares issuable upon the exercise of stock options exercisable within 60 days after January 31, 2003.
(8)	Includes 2,206,201 shares issuable upon the exercise of stock options exercisable within 60 days after January 31, 2003.

Securities Authorized Under Equity Compensation Plans

The following table sets forth information as of December 31, 2002 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

•	All compensation plans previously approved by security holders; and

•	All compensation plans not previously approved by security holders.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	13,182,892(1)(2)	$5.84(1)(2)	11,702,851(3)
Equity compensation plans not approved by security holders	—	—	—
Total:	13,182,892(1)(2)	$5.84(1)(2)	11,702,851(3)

(1)	Excludes 158,141 shares issued on January 31, 2003 at the end of the then-current offering period under our 2000 employee stock purchase plan.
(2)	Includes shares of common stock issuable under our amended and restated 1998 stock incentive plan, 2000 stock plan, 2000 non-employee director stock option plan and 2000 employee stock purchase plan. Under our 2000 stock plan, the number of shares issuable is automatically increased every March 1 by an amount equal to the lesser of (a) 3,000,000 shares, (b) 4% of the outstanding shares on that date, or (c) an amount determined by our board of directors, provided, however, that the maximum number of shares issuable under the 2000 stock plan will not exceed 42,000,000 shares. Under our 2000 non-employee director stock option plan, the number of shares issuable is automatically increased every March 1 by an amount equal to the number of shares required to restore the total number of shares then available for issuance to 400,000, provided, however, that the maximum number of shares issuable under the 2000 non-employee director plan will not exceed 4,000,000 shares. Under our 2000 employee stock purchase plan, the number of shares issuable is automatically increased every March 1 by an amount equal to the number of shares required to restore the total number of shares then available for issuance to 1,000,000 shares, provided, however, that the maximum number of shares issuable under the 2000 employee stock purchase plan will not exceed 10,000,000 shares.
(3)	Includes 4,788,710 shares available for issuance as of December 31, 2002 under the amended and restated 1998 stock incentive plan, 5,944,695 shares available for issuance as of December 31, 2002 under the 2000 stock plan, 132,500 shares available for issuance as of December 31, 2002 under the 2000 non-employee director stock option plan, and 836,946 shares available for issuance as of December 31, 2002 (which includes 158,141 shares which were subsequently issued on January 31, 2003 at the close of the then-current offering period) under the 2000 employee stock purchase plan. All of the shares available under the amended and restated 1998 stock incentive plan and the 2000 stock plan, and none of the shares available under the 2000 non-employee director stock option plan or the 2000 employee stock purchase plan, may be issued in the form of restricted stock, stock appreciation awards or other equity-based awards.

Item 13.    Certain Relationships and Related Transactions.

Stockholder Agreements. In connection with sales of preferred convertible and common stock, we entered into a stockholder rights agreement pursuant to which holders of such preferred stock and common stock are entitled to registration rights with respect to their preferred and common shares. Mr. Davoli, one of our directors, is affiliated with entities that are party to the agreement and Mr. Bell is a party to such agreement.

Agreements With Executive Officers and Change of Control Provisions.

In August, 2001, we entered into an agreement with Mr. Flanagan whereby certain options granted to Mr. Flanagan in 1999 for an aggregate of 700,000 shares were accelerated and became immediately exercisable, resulting in immediate vesting of 331,250 shares. Mr. Flanagan’s remaining stock options become exercisable over three or four year vesting periods, but upon a change of control (including a sale of substantially all of our assets, a business combination or a liquidation), any then unvested portion of such options becomes vested and immediately exercisable.

In August, 2002, we also entered into an Executive Retention Agreement with Mr. Flanagan. This Agreement was amended in March, 2003. Under the terms of this agreement, if Mr. Flanagan’s employment is terminated by us without cause, or by him in certain circumstances, he is entitled to an additional twelve or six months of vesting of his outstanding stock options, respectively, and, in the case of a change of control (including a sale of substantially all of our assets, a business combination or a liquidation), all of his outstanding options will accelerate and immediately vest in full. Under the terms of this agreement, if we terminate Mr. Flanagan’s employment without cause or he terminates for good reason, we are obligated to pay Mr. Flanagan additional benefits and cash compensation consisting of amounts due through the date of termination, a pro-rated percentage of his bonus for that year, twelve or six months of base salary (depending on the type of termination and when it occurs) and an amount equal to his highest annual bonus during the preceding five year period.

In January, 2003, we began making payments to Mr. Bell pursuant to an Executive Retention Agreement we entered into with him in August, 2002. Under the terms of this agreement, we are obligated to pay Mr. Bell his 2002 salary that was previously deferred, as well as severance, bonus and benefits for a period of twelve months. Under the terms of this agreement, the vesting of certain of Mr. Bell’s stock options accelerated, and all of his vested but unexercised options as of January 8, 2004 will terminate on that date.

The unvested portions of all options granted to Mr. Keohane, who was an executive officer in 2002, become immediately exercisable if his employment is terminated in certain circumstances within one year of certain change of control events.

In March, 2003, we entered into Executive Retention Agreements with each of Mr. Dussault, Mr. Breda and Mr. David Flanagan. Under the terms of these agreements, in the case of a change of control event (including a sale of substantially all of our assets, a business combination or a liquidation), the executive’s options will accelerate and vest immediately in full. Additionally, if the executive’s employment is terminated without cause of by him for good reason within 24 months after a change of control event (including a sale of substantially all of our assets, a business combination or a liquidation), we are obligated to pay the executive additional benefits and cash compensation consisting of amounts due through the date of termination, a pro-rated percentage of his bonus for that year, and an amount equal to his highest annual bonus during the preceding five year period and an amount equal to his highest annual base salary during the preceding five years.

Item 14.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b) Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

Item 15.    Principal Accountant Fees and Services.

Audit Fees

Ernst & Young LLP’s fees for audit services totaled approximately $145,000 in 2002 and $136,000 in 2001, including fees associated with the annual audit and the reviews of our quarterly reports on Form 10-Q and S-8 registration statements.

Audit-Related Fees

Ernst & Young LLP’s fees for audit-related services totaled approximately $15,000 in 2002 and 2001. Audit-related services principally include the audit associated with our 401(k) plan and on-line reference services.

Tax Fees

Ernst & Young LLP’s fees for tax services, including preparation of annual corporate tax returns, tax compliance services and tax planning (including expatriate tax services), totaled approximately $42,000 in 2002 and $47,000 in 2001.

PART IV

Item 16.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are included in this annual report on Form 10-K.

1. Financial Statements (see Item 8—Financial Statements and Supplementary Data included in this annual report on Form 10-K).

2. The schedule listed below and the Report of Independent Auditors are filed as part of this annual report on Form 10-K:

Page No.
Schedule II—Valuation and Qualifying Accounts	S-1

All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements and related notes thereto.

3. Exhibits

The exhibits filed as part of this annual report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

(b) No current reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 2002.

The following registered trademarks and trademarks or servicemarks of StorageNetworks are mentioned in this Annual Report on Form 10-K: StorageNetworks, STORos and S-POP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STORAGENETWORKS, INC.

By:	/s/ PAUL C. FLANAGAN
Paul C. Flanagan
President and Chief Executive Officer

Date: March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL C. FLANAGAN Paul C. Flanagan	President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer)	March 28, 2003

/s/ SCOTT J. DUSSAULT Scott J. Dussault	Vice President and Chief Financial Officer, (Principal Financial and Accounting Officer)	March 28, 2003

/s/ PETER W. BELL Peter W. Bell	Chairman of the Board of Directors	March 28, 2003

/s/ ROBERT E. DAVOLI Robert E. Davoli	Director	March 28, 2003

CERTIFICATIONS

I, Paul C. Flanagan, certify that:

(1) I have reviewed this annual report on Form 10-K of StorageNetworks, Inc.;

(2) based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods being presented in this annual report;

(4) the registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (“Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) the registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6) the registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ PAUL C. FLANAGAN
Paul C. Flanagan Chief Executive Officer

Dated: March 28, 2003

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided to StorageNetworks, Inc. and will be retained by StorageNetworks, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

I, Scott J. Dussault, certify that:

(1) I have reviewed this annual report on Form 10-K of StorageNetworks, Inc.;

(2) based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods being presented in this annual report;

(4) the registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (“Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) the registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6) the registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/S/ SCOTT J. DUSSAULT
Scott J. Dussault Chief Financial Officer

Dated: March 28, 2003

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided to StorageNetworks, Inc. and will be retained by StorageNetworks, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT INDEX

Exhibit No.		Description.

3.1*		Amended and Restated Certificate of Incorporation of StorageNetworks, Inc.

3.2**		Amended and Restated By-Laws of StorageNetworks, Inc., as amended to date.

4.1*		Specimen common stock certificate.

10.1*#		Amended and Restated 1998 Stock Incentive Plan, as amended to date.

10.2*#		2000 Stock Plan.

10.3*#		2000 Non-employee Director Stock Option Plan.

10.4*		Third Amended and Restated Stockholder Rights Agreement dated as of February 29, 2000 among StorageNetworks, Inc. and certain stockholders of StorageNetworks, Inc. named therein.

10.5	†*	Fiber Optic Network Agreement with Metromedia Fiber Network Services Inc. dated October 8, 1999.

10.6*#		Employment Agreement with Paul Flanagan dated March 15, 1999.

10.7***#		Amendment to Incentive Stock Option Agreements between StorageNetworks, Inc. and Paul C. Flanagan.

10.8*#		2000 Employee Stock Purchase Plan.

10.9	††**	Hobbs Brook Office Park Lease between StorageNetworks, Inc. and 275 Wyman Street Trust dated July 31, 2000.

10.10****#		Executive Retention Agreement between StorageNetworks, Inc. and Peter W. Bell dated August 8, 2002.

10.11****#		Executive Retention Agreement between StorageNetworks, Inc. and Paul C. Flanagan dated August 8, 2002.

10.12#		Amendment to Executive Retention Agreement between StorageNetworks, Inc. and Paul C. Flanagan dated March 5, 2003.

10.13#		Form of Executive Retention Agreement between StorageNetworks, Inc. and each of Scott J. Dussault, Dean J. Breda, and David A. Flanagan.

11.1		Statement re: per share earnings (This exhibit has been omitted because the information is shown in the financial statements or notes thereto).

21.1		List of Subsidiaries.

23.1		Consent of Ernst & Young LLP.

99.1		Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to StorageNetworks, Inc.’s Registration Statement on Form S-1 (Registration No. 333-31430).
**	Incorporated by reference to StorageNetworks, Inc.’s Registration Statement on Form S-1 (Registration No. 333-48530).
***	Incorporated by reference to StorageNetworks, Inc.’s Quarterly Report on Form 10-Q filed on November 13, 2001.
****	Incorporated by reference to StorageNetworks, Inc.’s Quarterly Report on Form 10-Q filed on August 13, 2002.
†	Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.
††	Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 24(b) promulgated under the Securities Exchange Act of 1934, as amended.
#	Management contract or compensatory plan or arrangement.

SCHEDULE II

STORAGENETWORKS, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions from Reserves	Balance at End of Period
YEAR ENDED DECEMBER 31, 2002
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$2,161	495	0	2,096	$560
YEAR ENDED DECEMBER 31, 2001
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$307	1,971	0	117	$2,161
YEAR ENDED DECEMBER 31, 2000
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts.	$76	263	0	32	$307

S-1