Form 10-Q
period 2003-03-31
STORAGENETWORKS INC
filed 2003-05-09
CIK 1075658

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of the registrant’s Common Stock as of May 6, 2003: 99,398,850 shares.

STORAGENETWORKS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2003

PART I—FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

STORAGENETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2002	March 31, 2003
	(Note 1)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,517	$75,878
Restricted cash equivalents	11,475	1,463
Short-term investments	80,442	78,445
Accounts receivable, net	4,516	4,633
Prepaid expenses and other current assets	3,308	2,235

Total current assets	167,258	162,654
Property and equipment, net	10,203	7,620
Restricted cash equivalents	10,184	9,987
Non-current investments	45,967	34,321
Other assets	1,492	663

Total assets	$235,104	$215,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,999	$808
Accrued expenses	37,253	25,789
Deferred revenue	2,980	3,677
Capital lease obligations	24,812	5,258

Total current liabilities	67,044	35,532

Accrued expenses	16,612	15,888
Capital lease obligations, less current portion	4,362	812

STOCKHOLDERS’ EQUITY:
Common stock	990	994
Treasury stock	(200)	(200)
Additional paid-in capital	596,887	596,759
Deferred stock compensation	(738)	(307)
Accumulated other comprehensive income	1,009	1,045
Accumulated deficit	(450,862)	(435,278)

Total stockholders’ equity	147,086	163,013

Total liabilities and stockholders’ equity	$235,104	$215,245

See notes to condensed consolidated financial statements.

STORAGENETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2002	2003

REVENUES	$31,626	$16,345

COSTS AND EXPENSES:
Cost of revenues, excluding deferred stock compensation amortization amounts	21,242	6,954
Sales and marketing, excluding deferred compensation amortization amounts	6,051	788
General and administrative, excluding deferred compensation amortization amounts	3,002	2,093
Research and development, excluding deferred compensation amortization amounts	4,466	1,293
Amortization of deferred stock compensation*	462	141

Total costs and expenses	35,223	11,269
Net income (loss) from operations	(3,597)	5,076
Interest income	1,520	980
Interest expense	(3,317)	(869)
Other income	—	10,397

Net income (loss)	$(5,394)	$15,584

Net income (loss) per share—basic	$(0.05)	$0.16
Net income (loss) per share—diluted	$(0.05)	$0.16
Weighted average common shares outstanding – Basic	98,099	99,208
Weighted average common shares outstanding – Diluted	98,099	99,392

*Amortization of deferred stock compensation consists of the following:
Cost of revenues	$119	$22
Sales and marketing	165	25
General and administrative	95	90
Research and development	83	4

	$462	$141

See notes to condensed consolidated financial statements.

STORAGENETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three months ended March 31,
	2002	2003
Net cash provided by (used in) operating activities	$(642)	$1,371
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,973)	(84)
Proceeds from the sale of property and equipment	—	978
Residual equipment purchases	—	(5,267)
Net proceeds from insurance settlement	—	10,397
Purchases of investments	(37,123)	(39,304)
Proceeds from maturities of investments	30,635	52,947
Redemption of restricted cash equivalents	600	10,210

Net cash provided by (used in) investing activities	(8,861)	29,877
FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock option and employee stock purchase plans	1,318	166
Payments of capital lease obligations	(13,227)	(23,128)

Net cash used in financing activities	(11,909)	(22,962)

Net increase (decrease) in cash and cash equivalents	(21,412)	8,286
Effect of exchange rate changes on cash	157	75
Cash and cash equivalents at beginning of period	185,834	67,517

Cash and cash equivalents at end of period	$164,579	$75,878

See notes to condensed consolidated financial statements.

STORAGENETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of StorageNetworks, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

2.    Revenue Recognition

The Company derives revenue from primarily two sources: services and user fee software licenses. Services revenues include revenues derived from fees from customer use of the Company’s managed services. User fee software license revenue consists of revenue derived from licenses for the Company’s STORos StorageManager product. Services revenue also includes revenue derived from software transactions under contracts for software maintenance and technical support, consulting and training.

Revenues for managed services are recognized in accordance with the guidance of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” when all of the following conditions are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collection is reasonably assured.

Revenues from the Company’s managed services primarily include monthly service fees charged on a per usage basis and are recognized as the managed services are provided.

The Company sells its software under perpetual licenses as well as subscription-based licenses. The Company recognizes revenue from software transactions by applying the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (as amended by SOP 98-4 and SOP 98-9) and related interpretations.

For subscription-based licenses, the Company recognizes revenue ratably over the term of the agreements. Amounts used in excess of the subscribed capacity are recognized as revenue as the capacity is used.

Perpetual software license arrangements generally have multiple elements. For perpetual licenses, the Company allocates revenue involving multiple elements to each element based on the relative fair values of the elements. The determination of fair value of each element in multiple element arrangements is based on the price charged when the same element is sold separately.

A typical perpetual software license arrangement includes software licenses, maintenance, consulting and training.

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

STORAGENETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

software using the residual method in accordance with SOP 98-9. Revenue from maintenance is recognized ratably over the maintenance term. Revenue from consulting and training is recognized as the services are performed.

3.    Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31, 2002	March 31, 2003
Managed services and lab equipment	$7,220	$6,950
Furniture, fixtures, computer equipment and other	425	425
Leasehold improvements	2,558	2,558

	10,203	9,933
Less accumulated depreciation and amortization	—	(2,313)

	$10,203	$7,620

4.    Impairment Charge and Other Related Costs

In 2002, the Company recorded asset impairment charges of $31.6 million, other asset impairments of $1.0 million and a net restructuring charge of $27.1 million.

At March 31, 2003, the Company had $24.4 million remaining in accrued expenses relating to these charges, consisting of the following (in thousands):

	December 31, 2002	Activity	March 31, 2003
Future commitments for office floor space	$21,767	(803)	$20,964
Future commitments for assets related to managed services	8,659	(5,267)	3,392
Employee termination costs and other charges	1,577	(1,577)	—

Total	$32,003	$(7,647)	$24,356

In 2001, the Company recorded asset impairment charges of $79.0 million and other one-time charges of $35.4 million.

At March 31, 2003, the Company had $8.1 million remaining in accrued expenses relating to these charges, consisting of the following (in thousands):

	December 31, 2002	Activity	March 31, 2003
Fiber related obligations	$6,447	$(1,000)	$5,447
Future commitments for office and S-POP floor space	3,180	(795)	2,385
Future commitments for assets related to managed services	251	(28)	223
Employee termination costs and other charges	81	(29)	52

Total	$9,959	$(1,852)	$8,107

5.    Stock-based Compensation

The Company accounts for its stock-based compensation plans utilizing the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standard No. 123, “Accounting For Stock-Based Compensation” (“SFAS 123”).

STORAGENETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	March 31, 2002	March 31, 2003
Net income (loss)	$(5,394)	$15,584
Add: Stock-based compensation as reported in the Statement of Operations	462	141
Add (deduct): Total stock-based employee compensation expense determined under fair value based method for all awards	(9,316)	1,351
Pro forma net income (loss)	$(14,248)	$17,076
Pro forma net income (loss) per share—basic and diluted	$(0.14)	$0.17

There were no options granted during the quarter ended March 31, 2002. The weighted-average per share fair value of options granted during the quarter ended March 31, 2003 was $.78.

The fair value of each option is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Stock Options:	March 31, 2003
Expected term (years)	3.6
Risk-free interest rate (%)	2.9
Expected volatility (%)	112

The Company has never declared cash dividends on any of its capital stock.

The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures in future years.

6.    Segment Information

The Company considers its managed services and its software business as reportable segments under the aggregation criteria of Statement of Financial Accounting Standard No. 131, “Segment Information.” Managed services revenues were $30.6 million and $16.0 million for the three months ended March 31, 2002 and 2003, respectively. The Company’s software business segment was not material in any period presented.

The percentage of managed services revenues derived from international operations totaled 3% and 5% for the three months ended March 31, 2002 and 2003, respectively.

Total assets for the Company’s managed services segment totaled $14.4 million and $10.7 million at December 31, 2002 and March 31, 2003, respectively. Total assets for the Company’s software business were not material in any period presented.

7.    Comprehensive Loss and Income

Total comprehensive loss and income were not materially different from net loss and income for the three months ended March 31, 2002 and 2003, respectively.

8.    Commitments and Contingencies

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

STORAGENETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company believes that the result of this litigation will not have a material adverse effect on the results of its operations or its financial position, although it can make no assurances in this regard.

In August, 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and several of its officers as well as against the underwriters of the Company’s initial public offering of common stock in June, 2000. The complaint, which seeks unspecified damages, was filed on behalf of persons who purchased the Company’s common stock between June 30, 2000 and December 6, 2000. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended, primarily based on allegations that the Company, the underwriters and the other named defendants made material false and misleading statements concerning fees paid by purchasers of the Company’s common stock to the underwriters in the prospectus that was part of the registration statement on Form S-1 that was filed in connection with the Company’s initial public offering. The allegations in the complaint are generally related to the alleged receipt of excessive and undisclosed commissions by the underwriters and alleged prohibited after-market transactions by the underwriters. The complaint alleges that the underwriters obtained excessive commissions and inflated transactions fees from their customers, and allegedly entered into agreements with their customers pursuant to which the customers, in return for being allocated shares in the initial public offering, agreed to purchase additional shares on the open market at specified increased prices. In April, 2002, the complaint was amended to add allegations, substantially similar to those described above, concerning the Company’s secondary public offering of stock. In October, 2002, the individual defendants were dismissed without prejudice from this lawsuit pursuant to tolling agreements entered into with the plaintiffs. Although the Company believes that these claims are without merit and intends to defend vigorously against such claims, it is not presently able to reasonably estimate potential losses, if any, related to this matter.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our consolidated financial statements and the related notes and the other financial information appearing elsewhere in this quarterly report on Form 10-Q. In addition to the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements due to various factors, including, but not limited to, our critical accounting policies and those factors set forth below under “Certain Factors That May Affect Future Operating Results” and elsewhere in this quarterly report.

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

Nearly all of our revenues to date have been derived from our managed services and our professional services. During 2001, due to weakened demand for our managed services, financial challenges faced by our hosting service provider partners and the general economic environment, we experienced decreases in revenues and contract backlog that caused us to reevaluate our business plan. As a result, we began in 2002 the process of developing our software as a stand-alone product that could be sold directly to customers. We began marketing and selling our STORos StorageManager software in May, 2002. However, we concluded in the quarter ended December 31, 2002, that as a result of the immaturity of the storage resource management software market, feedback from prospective customers regarding the functionality of our existing products and the overall economic environment, we needed to re-focus our business on enhancing and repackaging the architecture of our software products to address the challenges faced by our existing software and managed services customers. In early 2003, we had a reduction in work force of 50%, which included the majority of both the sales and marketing organizations. Due to weakening demand and anticipated diminishing profit margins resulting from decreasing revenues, we also decided in the quarter ended December 31, 2002 to exit our managed services business segment, as well as our professional services business segment, in 2003. Therefore we do not intend to sign new managed services customer contracts or seek renewals of our existing contracts. As a result of these activities, we recorded asset impairment and other related charges of $59.7 million in the fourth quarter of 2002. We have engaged investment banking firms to assist us in identifying and assessing all available alternatives to maximize shareholder value.

Since our inception, we have incurred significant losses, negative operating cash flows and have an accumulated deficit of $435.3 million. In the quarter ended March 31, 2003, we had net income of $15.6 million. However, due to our plans to exit the managed services segment, we believe that we will continue to incur losses in the future. The revenue and income potential of our business in general and of our stand-alone software products in particular, is unproven, and our limited operating history makes an evaluation of our company difficult. In light of our recent decision to exit the managed services business as well as the unknown demand for our software products, we believe that you should not rely on the period-to-period comparison of our operating results to predict our future performance. You must consider our prospects in light of the risks, expenses and difficulties encountered by new companies in rapidly evolving industries. We may not be successful in addressing these risks and difficulties.

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

Our significant accounting policies are more fully described in the notes to our condensed consolidated financial statements included in this quarterly report on Form 10-Q and in Note 2 to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2002. Not all of these significant accounting policies require management to make difficult, complex or subjective judgments or estimates. Our management has discussed our accounting policies with the audit committee of our board of directors, and we believe that our accounting policies relating to impairment of long-lived assets, restructuring charges, allowance for doubtful accounts, depreciation and provision for income taxes, as described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2002, fit the definition of “critical accounting estimates.”

In addition, we believe our accounting policy relating to revenue recognition, as described below, fits the definition.

Revenue Recognition

We derive revenue from primarily two sources: services and user fee software licenses. Services revenues include revenues derived from fees from customer use of our managed services. User fee software license revenue consists of revenue derived from licenses for our STORos StorageManager product. Services revenue also includes revenue derived from software transactions under contracts for software maintenance and technical support, consulting and training.

Revenues for managed services are recognized in accordance with the guidance of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” when all of the following conditions are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collection is reasonably assured.

Revenues from our managed services primarily include monthly service fees charged on a per usage basis and are recognized as the managed services are provided.

We sell our software under perpetual licenses as well as subscription-based licenses. We recognize revenue from software transactions by applying the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (as amended by SOP 98-4 and SOP 98-9) and related interpretations.

For subscription-based licenses, we recognize revenue ratably over the term of the agreements. Amounts used in excess of the subscribed capacity are recognized as revenue as the capacity is used.

Perpetual software license arrangements generally have multiple elements. For perpetual software licenses, we allocate revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. The determination of fair value of each element in multiple element arrangements is based on the price charged when the same element is sold separately.

A typical perpetual software license arrangement includes software licenses, maintenance, consulting and training.

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

We have analyzed all of the elements included in our multiple-element arrangements and determined that we have vendor-specific, objective evidence of fair value to allocate revenue to the maintenance, consulting and training. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery of the software using the residual method in accordance with SOP 98-9. Revenue from maintenance is recognized ratably over the maintenance term. Revenue from consulting and training is recognized as the services are performed.

Results of Operations

Three months ended March 31, 2003 and 2002

Revenues

Total revenues for the three months ended March 31, 2003 were $16.3 million compared to $31.6 million in the same period in 2002.

Revenues from managed services for the three months ended March 31, 2003 were $16.0 million, compared to $30.6 million in the same period in 2002. The decrease in managed services revenues resulted from fewer customers to whom we provide managed services and fewer total gigabytes under management in the 2003 period due to our continued efforts to exit the managed services business. Although we are exiting the managed services segment, we have been delivering services to customers with existing contracts and working with customers to enable them to manage their data storage environment in-house or transition the services to another service provider. However, we have not signed any new managed services contracts or renewed any existing contracts nor do we intend to seek new contracts or renewals. Approximately $3.4 million of our total consolidated revenues earned in the quarter ended March 31, 2003 were recognized from fees paid for non-recurring customer contract renegotiations, compared to $2.6 million in the same period in 2002. We expect to recognize fees paid for non-recurring customer contract renegotiations in future periods as we continue to exit the managed services business.

Revenues from professional services were $111,000 for the three months ended March 31, 2003, compared to $987,000 in the same period in 2002. As a result of our decision to exit from the professional services business in the quarter ended December 31, 2002, we did not perform any stand-alone professional service engagements in the quarter ended March 31, 2003. We did recognize professional services revenues from software maintenance contracts for the quarter ended March 31, 2003.

Revenues from subscription based software licenses were $250,000 during the three months ended March 31, 2003.

Cost of Revenues

Cost of revenues in the three months ended March 31, 2003 were $7.0 million, compared to $21.2 million in the same period in 2002. The decrease resulted primarily from lower depreciation and maintenance expense related to equipment used to deliver our services. As a result of the asset impairment charges recorded in the quarter ended December 31, 2002, our cost basis for the infrastructure used in the delivery of our services was lower in the 2003 period. Our depreciation expense was $2.1 million in the quarter ended March 31, 2003, compared to $5.2 million in the same period in 2002. Our equipment maintenance expense was lower in the quarter ended March 31, 2003 because we had fewer assets in production. In addition, as a result of our plan to exit the managed services business segment and our decrease in S-POP data centers, managed services headcount was reduced from 151 at the end of March 31, 2002 to 49 at March 31, 2003, thus reducing the salaries, benefits and travel related to managed service personnel.

Sales and Marketing

Sales and marketing expenses in the three months ended March 31, 2003 were $788,000, compared to $6.1 million in the same period in 2002. The decrease was caused primarily by reductions in the number of sales and marketing personnel from 78 at the end of March 31, 2002 to 5 at March 31, 2003, and the related salaries, benefits and commissions paid to those personnel. In addition, there was no promotional and advertising activity in the 2003 period.

General and Administrative

General and administrative expenses in the three months ended March 31, 2003 were $2.1 million, compared to $3.0 million in the same period in 2002. The decrease was caused primarily by the reduction in the number of general and administrative personnel from 54 at the end of March 31, 2002 to 24 at March 31, 2003 and the related salaries, benefits and travel expenses incurred by those personnel. In addition, as a result of the asset impairment charges recorded in the quarter ended December 31, 2002, our cost basis in certain general and administrative assets was lower in the 2003 period, thus reducing depreciation expense in the 2003 period.

Research and Development

Research and development expenses in the three months ended March 31, 2003 were $1.3 million, compared to $4.5 million in the same period in 2002. The decrease in the 2003 period resulted primarily from the reduction in the number of research and development personnel from 93 at the end of 2002 period to 27 at the end of the 2003 period. This reduction in headcount reduced the overall research and development salaries, benefits and travel expenses in the 2003 period.

Amortization of Deferred Stock Compensation

Amortization of deferred stock compensation in the three months ended March 31, 2003 was $141,000, compared to $462,000 in the same period in 2002. The decrease in the 2003 period resulted from the termination of certain compensatory stock options as a result of employee terminations before such options vested.

Interest Income

Interest income in the three months ended March 31, 2003 was $980,000, compared to $1.5 million in the same period in 2002. Lower average cash and investment balances and lower average interest rates caused the decrease during the 2003 period.

Interest Expense

Interest expense in the three months ended March 31, 2003 was $869,000, compared to $3.3 million in the same period in 2002. The decrease resulted from the termination of certain capital lease obligations, under which interest expense is incurred, in the 2003 period.

Other Income

In February, 2003, we recognized a gain of $10.4 million from insurance proceeds for data storage equipment damaged from the events of September 11, 2001. The impacted assets were subject to the asset impairment review in 2001, at which time their carrying value was reduced to fair market value.

Liquidity and Capital Resources

At March 31, 2003, we had cash and cash equivalents, including current and non-current temporarily restricted cash equivalents, of $87.3 million, short-term and non-current investments of $112.8 million, and working capital of $127.1 million. Not included in working capital, due to their long term classification, are marketable investments of $34.3 million. All of our marketable investments are government bonds or A1/P1 commercial paper. We invest a portion of our cash in debt instruments that have maturities beyond twelve months. Despite the liquid nature of these marketable investments, they are classified as long term because we have the intent and ability to hold the investments until their maturities in order to maximize our returns.

Net cash provided by operating activities totaled $1.4 million in the three months ended March 31, 2003 and net cash used was $642,000 in the same period in 2002. Our net cash provided by operating activities in the quarter ended March 31, 2003 was primarily attributable to our net income of $15.6 million and other non-cash charges of depreciation and amortization of $2.5 million, offset primarily by the gain from an insurance settlement of $10.4 million and a decrease in accrued expenses, due primarily to payments made against the 2001 and 2002 restructuring charges. Our use of cash in the same period in 2002 was primarily attributable to our operating loss, partially offset by non-cash charges such as depreciation and amortization and increases in accounts payable and accrued expenses. Approximately $32.5 million of the 2001 and 2002 restructuring charge accruals recorded in 2001 and 2002 is included in accrued expenses at March 31, 2003 and is expected to result in a use of cash in future periods.

Net cash provided by investing activities totaled $29.9 million in the three months ended March 31, 2003 and net cash used was $8.9 million in the same period in 2002. Our net cash provided by investing activities in the 2003 period resulted primarily from the maturities of short-term investments, the redemption of $10.2 million of restricted cash equivalents related to capital equipment used for our managed services and $10.4 million of net proceeds from an insurance settlement, which were offset primarily by purchases of short-term investments and by residual equipment purchases of $5.3 million related to the payments made on the termination of certain capital leases. Net cash used in investing activities for the same period in 2002 was for the purchase of short-term investments partially offset by redemptions.

Net cash used in financing activities totaled $23.0 million in the three months ended March 31, 2003 and $11.9 million in the same period in 2002. Our use of cash from financing activities in the 2002 and 2003 periods was primarily related to the payment of capital lease obligations. We paid $13.2 million in 2002 and $23.1 million in 2003 to repay certain equipment lease obligations.

We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital, lease terminations and capital expenditures for at least the next twelve months.

Certain Factors That May Affect Future Operating Results

Statements contained in this quarterly report on Form 10-Q regarding our strategy, future operations, financial position, future revenues, prospects, plans and objectives of management, and all other statements that are not purely historical, are forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements that we make involve known and unknown risks and uncertainties that could cause our actual results, levels of activity, performance or achievements to be materially different than those expressed or implied by these forward-looking statements. Some of the important factors that may cause or contribute to such differences include our “critical accounting estimates” and the risk factors set forth below. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

As part of our business strategy, we are exiting our primary business segments, which may not be done successfully and may have a negative impact on the viability of our business

In early 2003, we announced that we are exiting the business segments, including the managed services and professional services businesses, that have historically generated virtually all of our revenue, and that we had reduced our workforce by fifty percent. In the three months ended March 31, 2003, our managed services business and professional services business accounted for $16.0 million, or approximately 98%, of our total revenues of $16.3 million. In the year ended December 31, 2002, our managed services business and professional services business accounted for $91.1 million and $3.0 million, respectively, or approximately 96% and 3%, respectively, of our total revenues of $94.9 million.

Our workforce reduction included substantial reductions in our sales, marketing and software development organizations, and we have no current plan to rebuild our sales and marketing organizations. Our remaining software development employees are focusing on enhancing and repackaging the architecture of our software products. However, in the three months ended March 31, 2003, software revenue accounted for only $250,000, or approximately 2%, of our total revenues. If we are unable to successfully execute this plan to exit and downscale our existing business segments, our business, operating results and financial condition will be seriously harmed. Moreover, our prospects based on this new business model are uncertain.

In March, 2003 we announced that we had engaged investment banks to identify and assess all available alternatives to maximize shareholder value. If we are not successful in this business strategy, our business will be negatively impacted.

In early 2003, we announced that we had engaged investment bankers to identify and assess all available alternatives for maximizing shareholder value. However, we cannot assure you that these engagements will result in the consummation of a transaction involving us. Any such transaction involves a number of risks, including:

•	insufficient revenues to offset costs and increased expenses associated with an acquisition;

•	difficulties in integrating the products, services, operations and personnel of the acquiror and acquiree;

•	potential issuance by us of equity securities that would dilute ownership of existing stockholders or expenditure by us of significant cash amounts;

•	loss of key employees of the acquiror or acquiree;

•	diversion of management’s attention from daily business operations; and

•	difficulties in completing in-process research and development projects of the acquiree.

If we are unable to successfully execute on this strategic plan or to successfully pursue other alternatives, our future revenues will be uncertain and our business, operating results and financial condition may be materially and adversely affected.

Our business is difficult to evaluate because we have a limited operating history

Due to the changing nature of our business strategy, our limited operating history and the emerging nature of our markets, products and services, it is difficult to evaluate our business and prospects. We commenced operations in October, 1998. We began offering our managed services in May, 1999 and derived 12% of our revenues in 1999, 64% of our revenues in 2000, 92% of our revenues in 2001, 96% of our revenues in 2002 and 98% of our revenues in the first three months of 2003 from these services. Although we shifted our focus from services to software beginning in 2001, none of our revenues in 2001, less than 1% of our revenues in 2002 and less than 2% of our revenues in the first three months of 2003 were derived from the direct licensing of software products. The storage management software market is relatively new, highly competitive, and may not continue to grow or be sustainable. Our existing or potential customers may choose to purchase storage management software from a competitor, may choose not to purchase such software or may choose to develop the software themselves. It is possible that our software may never achieve significant market acceptance. If the storage management software market does not mature, or develops more slowly than we expect, our business, results of operations and financial condition will be seriously harmed.

Although we were profitable in the first quarter of 2003, we are not likely to remain profitable in the future

We achieved profitability for the first time in the quarter ended March 31, 2003. Previously, we had incurred losses in each quarter since our inception. We experienced net losses of $23.9 million in 1999, $124.9 million in 2000, $225.0 million in 2001 and $76.6 million in 2002. In the quarter ended March 31, 2003, we achieved net income of $15.6 million, or $0.16 per share. However, our net income in the three months ended March 31, 2003 included $3.4 million in non-recurring revenues associated with managed services customer contract renegotiations and $10.4 million in proceeds from an insurance settlement. Furthermore, our net income improved in the first quarter of 2003 as a result of other one-time events, including operating cost reductions and workforce reductions, that may not be repeated in the future.

As of March 31, 2003, we had an accumulated deficit of $435.3 million. We are unable to project that our revenues will grow or that we will generate sufficient revenues to maintain profitability in future periods. We believe that we are likely to incur losses in the future. We will need to generate higher recurring revenues in order to maintain profitability. If our revenues do not grow, grow slowly or continue to decrease, or if our operating or capital expenses increase more than we expect or cannot be further reduced in the event of lower revenues, our business will be materially and adversely affected.

Our stock price has been depressed and could result in substantial losses for investors and litigation against us

The market for technology stocks, and the price of our common stock in the public market, has been depressed. The following factors could cause our stock price to remain depressed and could result in substantial losses for investors and litigation against us:

•	a failure to successfully or timely develop or acquire new products or technology;

•	the addition or departure of key personnel;

•	quarterly operating results below market expectations;

•	announcements by us or our competitors of the gain or loss of significant contracts, new products or service offerings or enhancements, joint ventures or capital commitments;

•	changes in earnings estimates by analysts;

•	our sales of common stock or other securities in the future;

•	changes in market valuations of technology companies; and

•	depressed stock market prices and volumes, including as a result of military conflict or acts of terrorism.

We may not be able to maintain our listing on the Nasdaq National Market and, if we fail to do so, the price and liquidity of our common stock may decline

The Nasdaq Stock Market has quantitative and qualitative maintenance criteria for the continued listing of common stock on the Nasdaq National Market. These criteria contain several requirements, including a requirement that we maintain a minimum bid price per share of $1.00. Under the Nasdaq criteria, if our minimum closing bid price is below $1.00 for more than 30 consecutive trading days, our common stock may be subject to delisting from the Nasdaq National Market. On March 19, 2003, we were notified by Nasdaq that our minimum bid price had closed below $1.00 for 30 consecutive trading days and that we had until September 15, 2003 to regain compliance by achieving a closing bid price of $1.00 or more per share for 10 consecutive trading days. On April 30, 2003, Nasdaq provided us with written notice that we had regained compliance with the minimum bid price requirement, as our minimum closing bid price had been at $1.00 per share or higher for more than 10 consecutive trading days. However, we may again in the future fail to comply with this requirement. We are also required to comply with the Nasdaq National Market’s requirements that we maintain a minimum of $10 million in stockholders’ equity, a public float of at least 750,000 shares, and a market capitalization of at least $5 million. Additionally, we must comply with the Nasdaq National Market’s corporate governance requirements, including a requirement that our audit committee be comprised of at least three independent members. We do not currently comply with this requirement as our audit committee consists of only one independent director. There can be no assurance that we will be able to maintain compliance with the minimum bid requirement or continue to comply with the other quantitative maintenance criteria, corporate governance criteria, or any other Nasdaq National Market rules in the future. If we fail to maintain continued listing on the Nasdaq National Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

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

We disclose pro forma information

We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). In the past we have also disclosed and discussed certain pro forma information in the related earnings release and investor conference call, although we did not hold an investor conference call to announce our earnings in the first quarter of 2003. This pro forma financial information excludes or may exclude non-recurring revenues and gains, certain special charges and other costs. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases, and to compare the GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases.

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

Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Any such litigation could result in substantial costs and diversion of resources. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar information or technology. Our inability to develop our products and adequately protect our proprietary technology would have a material adverse effect on our business and financial condition and our ability to compete effectively.

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

Item 4.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

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

Item 2.    Changes in Securities and Use of Proceeds

In our initial public offering, we sold 10,350,000 shares of our common stock in an initial public offering at a price of $27.00 per share, less underwriting discounts and commissions, pursuant to a Registration Statement on Form S-1 (Registration No. 333-31430) that was declared effective by the Securities and Exchange Commission on June 29, 2000. In addition to expenses incurred in connection with the IPO and previously disclosed in our Forms 10-Q for the quarters ended June 30, 2000 and September 30, 2000, from the effective date of the registration statement through March 31, 2003, we have spent approximately $162.7 million of the $258.6 million of net proceeds from the IPO for capital lease payments, approximately $26.3 million for operating expenses, which may include salary payments to executive officers and related expenses, and approximately $9.8 million for property and equipment. Except as otherwise indicated, none of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer or general partner of us, or any of their associates, or to any person owning ten percent or more of any class of our equity securities, or any of our affiliates.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Description
99.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the quarter ended March 31, 2003. On April 17, 2003, we furnished a Current Report on Form 8-K under Item 9 containing a copy of our earnings release for the period ended March 31, 2003, including financial statements, pursuant to Item 12 (Results of Operations and Financial Condition).

The following registered trademarks, trademarks or servicemarks of StorageNetworks are mentioned in this Quarterly Report on Form 10-Q: StorageNetworks, STORos and S-POP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STORAGENETWORKS, INC.

By:	/s/ PAUL C. FLANAGAN
Paul C. Flanagan President and Chief Executive Officer

Dated:  May 9, 2003

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

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Dated:  May 9, 2003

I, Scott J. Dussault, certify that:

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

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Dated:  May 9, 2003

EXHIBIT INDEX

Exhibit Number	Description
99.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002