Form 10-Q
period 2003-06-30
STORAGENETWORKS INC
filed 2003-08-14
CIK 1075658

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2003.

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

Yes ☒ No ☐

The number of shares outstanding of the registrant’s Common Stock as of August 1, 2003: 99,469,272 shares.

StorageNetworks, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2003

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

StorageNetworks, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2002	June 30, 2003
	(Note 1)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,517	$59,222
Restricted cash equivalents	11,475	8,560
Short-term investments	80,442	87,117
Accounts receivable, net	4,516	994
Prepaid expenses and other current assets	3,308	601

Total current assets	167,258	156,494

Property and equipment, net	10,203	4,461
Restricted cash equivalents	10,184	1,255
Non-current investments	45,967	44,879
Other assets	1,492	661

Total assets	$235,104	$207,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,999	$938
Accrued expenses	37,253	20,504
Deferred revenue	2,980	—
Capital lease obligations	24,812	3,104

Total current liabilities	67,044	24,546

Accrued expenses	16,612	—
Capital lease obligations, less current portion	4,362	385

STOCKHOLDERS’ EQUITY:
Common stock	990	995
Treasury stock	(200)	(200)
Additional paid-in capital	596,887	596,811
Deferred stock compensation	(738)	(122)
Accumulated other comprehensive income	1,009	1,358
Accumulated deficit	(450,862)	(416,023)

Total stockholders’ equity	147,086	182,819

Total liabilities and stockholders’ equity	$235,104	$207,750

See notes to condensed consolidated financial statements.

StorageNetworks, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
REVENUES	$1,333	$327	$2,320	$688

COSTS AND EXPENSES:
Cost of revenues, excluding deferred stock compensation amortization amounts	591	236	1,236	489
Sales and marketing, excluding deferred stock compensation amortization amounts	3,699	451	7,930	886
General and administrative, excluding deferred stock compensation amortization amounts	4,641	2,810	7,643	4,903
Research and development, excluding deferred stock compensation amortization amounts	3,832	1,252	8,298	2,545
Amortization of deferred stock compensation*	330	156	712	273

Total costs and expenses	13,093	4,905	25,819	9,096
Loss from operations	(11,760)	(4,578)	(23,499)	(8,408)
Interest income	1,789	816	3,309	1,796

Loss from continuing operations	(9,971)	(3,762)	(20,190)	(6,612)

Income from discontinued operations	4,433	23,017	9,258	41,451

Net income (loss)	$(5,538)	$19,255	$(10,932)	$34,839

Net income (loss) per share – basic and diluted:
Loss from continuing operations	$(0.10)	$(0.04)	$(0.21)	$(0.07)
Income from discontinued operations	$0.05	$0.23	$0.09	$0.42

Net income (loss)	$(0.06)	$0.19	$(0.11)	$0.35

Weighted average common shares outstanding	98,466	99,398	98,283	99,303

*Amortization of deferred stock compensation consists of the following:
Cost of revenues	$40	$—	$79	$—
Sales and marketing	163	74	328	97
General and administrative	93	77	188	167
Research and development	34	5	117	9

	$330	$156	$712	$273

See notes to condensed consolidated financial statements.

StorageNetworks, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2002	2003
Net cash provided by operating and discontinued operating activities	$7,190	$4,549
INVESTING ACTIVITIES:
Purchases of property and equipment	(3,975)	(84)
Proceeds from the sale of property and equipment		2,633
Payments of residual value on terminated leases		(6,974)
Net proceeds from insurance settlement		10,397
Purchases of investments	(134,390)	(93,164)
Proceeds from maturities of investments	68,587	87,576
Redemption of restricted cash equivalents	1,200	11,844

Net cash (used in) provided by investing activities	(68,578)	12,228
FINANCING ACTIVITIES:
Proceeds from issuances of common stock under stock option and employee stock purchase plans	1,344	222
Payments of capital lease obligations	(43,687)	(25,751)

Net cash used in financing activities	(42,343)	(25,529)

Net decrease in cash and cash equivalents	(103,731)	(8,752)
Effect of exchange rate changes on cash	541	457
Cash and cash equivalents at beginning of period	185,834	67,517

Cash and cash equivalents at end of period	$82,644	$59,222

See notes to condensed consolidated financial statements.

StorageNetworks, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of StorageNetworks, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-months ended June 30, 2003 are not indicative of the results that may be expected for the year ending December 31, 2003.

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

On June 30, 2003, the Company announced that it had completed its previously announced plan to exit its managed services business segment and that it is no longer delivering managed services to any customers. Accordingly, the managed services business segment has been reported as discontinued operations for the three and six months ended June 30, 2003 and 2002. See also note 7 to these financial statements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. On July 31, 2003, the Company announced its intention to liquidate, satisfy its remaining obligations and make one or more distributions to its stockholders of cash available for distribution. The plan of liquidation is subject to stockholder approval. As more fully described in note 8 to these financial statements, if the plan of liquidation is approved, the financial statements will then be prepared on a liquidation basis of accounting.

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

Discontinued Operations

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

Continuing Operations

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

At June 30, 2003, the Company had $11.1 million remaining in accrued expenses relating to these charges, consisting of the following (in thousands):

	December 31, 2002	Payments	Revision to Original Estimates	June 30, 2003
Future commitments for office floor space	$21,767	$(2,601)	$(9,712)	$9,454
Future commitments for assets related to managed services	8,659	(6,974)		1,685

Total	$30,426	$(9,575)	$(9,712)	$11,139

The Company successfully terminated certain of its real estate related commitments at dates prior to their scheduled expiration and, in some cases, for amounts less than the accrual for unutilized space. Accordingly, included in the revision to original estimates for future commitments for office floor space is a $9.7 million recovery of an accrual for unutilized office space for the period from July 1, 2003 through December 31, 2010.

In 2001, the Company recorded asset impairment charges of $79.0 million and other one-time charges of $35.4 million.

At June 30, 2003, the Company had $1.5 million remaining in accrued expenses relating to these charges, consisting of the following (in thousands):

	December 31, 2002	Payments	Revision to Original Estimates	June 30, 2003
Fiber related obligations	$6,447	$(2,601)	$(3,846)	$—
Future commitments for office and S-POP floor space	3,180	(1,869)		1,311
Future commitments for assets related to managed services	251	(149)		102
Employee termination costs and other charges	81	(29)		52

Total	$9,959	$(4,648)	$(3,846)	$1,465

The Company successfully settled certain of its fiber related obligations for an amount less than the accrual for such obligations. Accordingly, included in the revision to original estimates for fiber related obligations is a $3.8 million recovery of the accrual established for said fiber related obligations.

4.    Stock-based Compensation

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net income (loss)	$(5,538)	$19,255	$(10,932)	$34,839
Add: Stock-based compensation as accounted for in the Statement of Operations	364	181	826	322
Add (deduct): Total stock-based employee compensation expense determined under fair value based method for all awards	(2,442)	799	(11,758)	2,150
Pro-forma net income (loss)	$(7,616)	$20,235	$(21,864)	$37,311
Pro-forma net income (loss) per share – basic and diluted	$(0.08)	$0.20	$(.22)	$0.38

The weighted-average per share fair value of options granted during the quarters ended June 30, 2002 and 2003 were $1.93 and $0.81, respectively. The weighted-average per share fair value of options granted during the six months ended June 30, 2002 and 2003 were $1.93 and $0.78, respectively.

The fair value of each option is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Stock Options:	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Expected term (years)	4.0	3.0	4.0	3.6
Risk-free interest rate (%)	2.1	2.4	2.1	2.9
Expected volatility (%)	112	112	112	112

The Company has never declared cash dividends on any of its capital stock.

The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures in future years.

5.    Comprehensive Income and Loss

Total comprehensive income (loss) was not materially different from net income (loss) for the three and six months ended June 30, 2002 and 2003.

6.    Commitments and Contingencies

Litigation

In July 2001, the Company initiated an action against Metromedia Fiber Networks (“MFN”) in Middlesex (Massachusetts) Superior Court. The action sought compensatory, punitive and declaratory relief. MFN also initiated an action in New York, NY alleging that the Company had breached its Fiber Optic Network Leased Leased Fiber Agreement with MFN. These matters have been settled and dismissed with prejudice.

In August, 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and several of its officers as well as against the underwriters of the Company’s initial public offering of common stock in June, 2000. The complaint, which seeks unspecified damages, was filed allegedly on behalf of persons who purchased the Company’s common stock between June 30, 2000 and December 6, 2000. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended, primarily based on allegations that the Company, the underwriters and the other named defendants made material false and misleading statements concerning fees paid by purchasers of the Company’s common stock to the underwriters in the prospectus that was part of the registration statement on Form S-1 that was filed in connection with the Company’s initial public offering. The allegations in the complaint are generally related to the alleged receipt of excessive and undisclosed commissions by the underwriters and alleged prohibited after-market transactions by the underwriters. The complaint alleges that the underwriters obtained excessive commissions and inflated transactions fees from their customers, and allegedly entered into agreements with their customers pursuant to which the customers, in return for being allocated shares in the initial public offering, agreed to purchase additional shares on the open market at specified increased prices. In April, 2002, the complaint was amended to add allegations, substantially similar to those described above, concerning the Company’s secondary public offering of stock. In October, 2002, the individual defendants were dismissed without prejudice from this lawsuit pursuant to tolling agreements entered into with the plaintiffs. The Company believes that these claims are without merit. The Company has agreed to join a proposed settlement regarding this claim, which settlement is subject to final negotiation and court approval. The Company is not presently able to estimate potential losses related to this matter.

In addition, the Company is subject to various claims and proceedings in the ordinary course of business. Based on information currently available, the Company believes that none of such current claims or proceedings, individually or in the aggregate, will materially harm its financial condition, although the Company can make no assurances in this regard.

7.    Discontinued Operations

On June 30, 2003, the Company announced that it had completed its previously announced plan to exit its managed services business segment and that it is no longer delivering managed services to any customers. Accordingly, the managed services business segment has been reported as discontinued operations for the three and six months ended June 30, 2003 and 2002.

Income from discontinued operations was $23.0 million and $41.5 million for the three and six months ended June 30, 2003 compared with $4.4 million and $9.3 million for the same periods in the prior year. Revenues for the three and six months ended June 30, 2003 from the discontinued segment, which included fees paid for non-recurring customer contract renegotiations of $4.5 million and $7.9 million, were $15.2 million and $31.1 million, compared with revenues of $22.4 million and $53.1 million in the same periods in the prior year. Included in income from discontinued operations for the six months ended June 30, 2003 was a recovery during the second quarter of 2003 of a restructuring accrual related to fiber obligations of the managed services segment of $3.8 million, net proceeds of $10.4 million received during the first quarter of 2003 from an insurance settlement relating to equipment damaged during the attacks on the World Trade Center on September 11, 2001 and the recovery during the second quarter of 2003 of $9.7 million of an accrual for vacant office space for the period from July 1, 2003 through December 31, 2010. The accrual for vacant office space was reversed because the company terminated certain real estate obligations earlier than their original termination dates and, in some cases, for amounts less than the accrual for future unutilized space.

8.    Subsequent Event

The Company announced on July 31, 2003 that its Board of Directors had adopted a plan of complete liquidation and dissolution, which will be submitted to the Company’s stockholders for approval. Subject to the approval of the plan by the holders of a majority of the Company’s outstanding shares, the Company plans to sell its assets, pay or attempt to provide for payment of all of its liabilities and distribute the net proceeds to its stockholders. In the event of stockholder approval of the plan, the Company would be required to adopt a liquidation basis of accounting. Accordingly, the Company would no longer report a balance sheet but would instead report a consolidated statement of net assets available in liquidation, which would not include a stockholders’ equity section. In the consolidated statement of net assets available in liquidation, the Company’s assets would be valued at their estimated net realizable value and liabilities would include the estimated costs associated with carrying out the plan of liquidation. In addition, the Company would no longer report a consolidated statement of operations but instead would report a consolidated statement of loss and changes in net assets.

In connection with the plan of liquidation, on July 31, 2003, the Company announced that it had terminated all remaining employees of the Company with the exception of a small transition team of ten employees that will oversee the wind down of the business. Employee termination costs of $3.1 million related to this action will be recorded in the third quarter of 2003.

The following pro forma Consolidated Statement of Net Assets Available in Liquidation is included to present the net assets in liquidation as if the plan of liquidation has been approved by the stockholders (in thousands):

CONSOLIDATED STATEMENT OF NET ASSETS AVAILABLE IN LIQUIDATION

	June 30, 2003	Pro Forma Adjustments(1)		Adjusted June 30, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,222			$59,222
Restricted cash equivalents	8,560			8,560
Short-term investments	87,117			87,117
Accounts receivable, net	994			994
Prepaid expenses and other current assets	601			601

Total current assets	156,494			156,494

Property and equipment, net	4,461	(3,851	)(2)	610
Restricted cash equivalents	1,255			1,255
Non-current investments	44,879			44,879
Other assets	661			661

Total assets	$207,750			$203,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$938			$938
Accrued expenses	20,504			20,504
Reserve for estimated costs during liquidation		12,004	(3)	12,004
Deferred revenue	—			—
Capital lease obligations	3,104			3,104

Total current liabilities	24,546			36,550

Accrued expenses	—			—
Capital lease obligations, less current portion	385			385

	24,931			36,935

STOCKHOLDERS’ EQUITY(4):
Common stock	995	(995)
Treasury stock	(200)	200
Additional paid-in capital	596,811	(596,811)
Deferred stock compensation	(122)	122
Accumulated other comprehensive income	1,358	(1,358)
Accumulated deficit	(416,023)	416,023

Total stockholders’ equity	182,819	(182,819)

Total liabilities and stockholders’ equity	$207,750
Net assets available to common stockholders				$166,964

Notes to Pro Forma Consolidated Statement of Net Assets Available in Liquidation

(1)	The pro forma adjustments do not include any estimates for pending or threatened litigation or claims.

(2)	Impairment loss related to certain corporate assets and licenses that do not have identifiable cash flows and have zero value in liquidation.

(3)	Estimated costs associated with the liquidation of the Company, include (i) ongoing operating costs, including dissolution transaction costs of $4.0 million, (ii) employee severance and related costs of $4.1 million and (iii) other costs, including insurance costs, costs to terminate existing leases and asset disposal costs of $3.9 million.

(4)	In accordance with a liquidation basis of accounting, the consolidated statement of net assets available in liquidation would not include a stockholders’ equity section.

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

Overview

We were a provider of storage management software and services. Through our managed services, we managed our customers’ data, both onsite and in third-party hosting center facilities. Through our professional services, we performed a variety of data storage related services, such as the design and implementation of networked storage infrastructures for our customers. In May, 2002, our storage management software, STORos StorageManager, became generally available on a standalone basis.

On July 31, 2003, we announced our intention to liquidate our remaining assets and dissolve as a corporation. Since our inception, cumulatively we have incurred significant net losses, negative operating cash flows and have an accumulated deficit of $416.0 million. Nearly all of our revenues to date have been derived from our managed services and our professional services, although we are no longer providing either of these services to any customers. We will seek approval from our stockholders of a plan of complete liquidation and dissolution at our 2003 annual meeting of stockholders.

During 2001, due to weakened demand for our managed services, financial challenges faced by our hosting service provider partners and the general economic environment, we experienced decreases in revenues and contract backlog that caused us to reevaluate our business plan. As a result, we began in 2002 the process of developing our software as a stand-alone product that could be sold directly to customers. We began marketing and selling our STORos StorageManager software in May, 2002. However, we concluded in the quarter ended December 31, 2002, that as a result of the immaturity of the storage resource management software market, feedback from prospective customers regarding the functionality of our existing products and the overall economic environment, we needed to re-focus our business on enhancing and repackaging the architecture of our software products to address the challenges faced by our existing software and managed services customers. In early 2003, we reduced our work force by 50%, including the majority of both the sales and marketing organizations. Due to weakening demand and anticipated diminishing profit margins resulting from decreasing revenues, we also decided in the quarter ended December 31, 2002 to exit our managed services business segment, as well as our professional services business segment, in 2003. As a result of these activities, we recorded asset impairment and other related charges of $59.7 million in the fourth quarter of 2002. We also engaged investment banking firms to assist us in identifying and assessing all available alternatives to maximize shareholder value.

On June 30, 2003, we announced that we had completed our previously announced plan to exit our managed services business segment and that we were no longer delivering managed services to any customers. In connection with the completion of this exit plan, we also announced that we were terminating those of our employees previously engaged in the managed services business segment. This reduction in force eliminated 34 employees, or approximately 35% of the Company’s workforce, bringing total headcount to approximately 60 employees. We incurred a charge associated with this action of $1.2 million, which consisted of employee severance and related benefits. This charge has been included in the discontinued operations result, as it related to employees working in the managed services business. At June 30, 2003, the Company had $685,000 in accrued expenses relating to this charge.

On July 31, 2003, we announced that our board of directors had voted to conclude the business activities of StorageNetworks as soon as practicable and approved a plan to liquidate and dissolve the company. Following the board of directors’ approval of the plan of liquidation and dissolution, we are taking steps in connection with an orderly wind-down of our remaining operations, including seeking purchasers for our tangible and intangible assets and providing for our remaining outstanding and potential liabilities. In order to minimize use of our remaining cash and in the attempt to maximize the cash that is ultimately available to our stockholders, we have terminated all but ten of our employees.

As a Delaware corporation, we will remain in existence as a non-operating entity for three years from the date we file a Certificate of Dissolution, which is the document we will file with the Delaware Secretary of State in order to formally dissolve as a corporation. During the three-year dissolution period, we will maintain a certain level of liquid assets to cover any remaining liabilities, pay operating costs such as insurance costs and employee salaries and severance and convert our remaining assets to cash as expeditiously as possible. We are currently unable to estimate with any certainty the amount of retained cash that will be needed to satisfy current and future liabilities, or the amount of any unknown liabilities. Therefore, we cannot at this time predict with certainty the amount of any future distributions to be made to our stockholders.

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

On June 30, 2003, we announced that we had completed our previously announced plan to exit our managed services business segment and that we are no longer delivering managed services to any customers. Accordingly, the managed services business segment has been reported as discontinued operations for the three and six months ended June 30, 2003 and 2002. See also note 7 to the financial statements included in this quarterly report.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. On July 31, 2003, we announced our intention to liquidate, satisfy our remaining obligations and make one or more distributions to our stockholders of cash available for distribution. The plan of liquidation is subject to stockholder approval. As more fully described in note 8 to the financial statements included in this quarterly report, if the plan of liquidation is approved, the financial statements will then be prepared on a liquidation basis of accounting.

Results of Operations

Three and six months ended June 30, 2003 and 2002

Revenues

Software revenues were $267,000 and $517,000 for the three and six months ended June 30, 2003, compared to $328,000 in the same periods in 2002. The software revenues in the 2003 periods consist of subscription-based revenues to one customer. We do not expect any revenue from subscription-based software licenses in the future as we wind-down our operations in connection with our planned liquidation. We did not receive any revenues in the 2003 periods from sales of perpetual software licenses, nor do we expect any revenue from perpetual software licenses in the future. Revenues in the 2002 periods include revenues from one perpetual software license following the commercial launch of our stand-alone software product in May, 2002.

Revenues from professional services were $60,000 and $171,000 for the three and six months ended June 30, 2003, compared to $1.0 million and $2.0 million in the same periods in 2002. As a result of our decision to exit the professional services business, we did not perform any stand-alone professional service engagements in the quarter ended June 30, 2003. We did, however, recognize professional services revenues from software maintenance contracts for the six months ended June 30, 2003. We do not expect any revenue from software maintenance contracts in the future.

Cost of Revenues

Cost of revenues from subscription based software licenses in the three and six months ended June 30, 2003 were $236,000 and $489,000, compared to zero in the same periods in 2002. Cost of sales from subscription-based revenues includes seven personnel dedicated to the support of the subscription licenses. The 2002 periods included software revenues recognized late in the quarter ended June 30, 2002, and no personnel were assigned to support such license within the quarter.

Sales and Marketing

Sales and marketing expenses in the three and six months ended June 30, 2003 were $451,000 and $886,000, compared to $3.7 million and $7.9 million in the same periods in 2002. The decreases were caused primarily by reductions in the number of sales and marketing personnel, from 55 at June 30, 2002 to 2 at June 30, 2003, and the related salaries and benefits paid to those personnel. Lower revenues in the 2003 periods also resulted in lower commissions expense than in the 2002 periods. In addition, there was no promotional and advertising activity in the 2003 periods.

General and Administrative

General and administrative expenses in the three and six months ended June 30, 2003 were $2.8 million and $4.9 million, compared to $4.6 million and $7.6 million in the same periods in 2002. The decreases were caused by reductions in the number of general and administrative personnel, from 48 at June 30, 2002 to 24 at June 30, 2003, and the related salaries, benefits and travel expenses incurred by those personnel. In addition, as a result of the asset impairment charges recorded in the quarter ended December 31, 2002, our cost basis in certain general and administrative assets was lower in the 2003 periods, thus reducing depreciation expense in the 2003 periods. Finally, as a result of our plan to exit the managed services business, we have incurred lower office space costs in the 2003 periods.

Research and Development

Research and development expenses in the three and six months ended June 30, 2003 were $1.3 million and $2.5 million, compared to $3.8 million and $8.3 million in the same periods in 2002. The decrease in the 2003 periods resulted primarily from the reduction in the number of research and development personnel, from 82 at June 30, 2002 to 24 at June 30, 2003. This reduction in headcount reduced the overall research and development salaries, benefits and travel expenses in the 2003 period.

Amortization of Deferred Stock Compensation

Amortization of deferred stock compensation in the three and six months ended June 30, 2003 was $156,000 and $273,000, compared to $330,000 and $712,000 in the same periods in 2002. The decrease in the 2003 periods resulted from the termination of certain compensatory stock options as a result of employee terminations before such options vested.

Interest Income

Interest income in the three and six months ended June 30, 2003 was $816,000 million and $1.8 million, compared to $1.8 million and $3.3 million in the same periods in 2002. Lower average cash and investment balances and lower average interest rates caused the decreases during the 2003 periods.

Discontinued Operations

On June 30, 2003, we completed our exit of the managed services business and as previously announced are no longer delivering managed services to any customers. We have also terminated all employees related to the managed services business.

Income from discontinued operations was $23.0 million and $41.5 million for the three and six months ended June 30, 2003, compared with $4.4 million and $9.3 million for the same periods in the prior year. Revenues for the three and six months ended June 30, 2003, which included fees paid for non-recurring customer contract renegotiations of $4.5 million and $7.9 million, were $15.2 million and $31.1 million, compared with revenues of $22.4 million and $53.1 million in the same periods in the prior year. The decrease in revenues from managed services resulted from fewer customers and lower total capacity under management in the 2003 periods. Cost of revenues for the three and six months ended June 30, 2003 from the discontinued segment were $5.5 million and $12.2 million, compared with $14.6 million and $35.2 million in the same periods in the prior year. Included in income from discontinued operations for the six months ended June 30, 2003 was a recovery during the second quarter of 2003 of a restructuring accrual of $3.8 million related to fiber obligations of the managed service segment, net proceeds of $10.4 million received during the first quarter of 2003 from an insurance settlement relating to equipment damaged during the attacks on the World Trade Center on September 11, 2001 and the recovery during the second quarter of 2003 of $9.7 million of an accrual for vacant office space for the period from July 1, 2003 through December 31, 2010. The recovery of the accrual related to vacant office space was a result of the termination of certain real estate obligations earlier than their scheduled termination dates and, in some cases, for amounts less than the accrual for future unutilized space. Operating expenses for the three and six months ended June 30, 2003 from the discontinued segment were $44,000 and $398,000, compared with $997,000 and $2.8 million in the same periods in the prior year. Operating expenses for the periods presented consisted of sales related expenses incurred in the managed services business. Also included in discontinued operations is interest expense incurred on the capital lease obligations incurred in the managed services segment. Interest expense was $181,000 and $1.1 million for the three and six months ended June 30, 2003 compared with $2.4 million and $5.7 million in the same periods in the prior year.

Liquidity and Capital Resources

At June 30, 2003, we had cash and cash equivalents, including current and non-current temporarily restricted cash equivalents, of $69.0 million, short-term and non-current investments of $132.0 million, and working capital of $132.0 million. Not included in working capital, due to their long-term classification, are marketable investments of $44.9 million. All of our marketable investments are government bonds or A1/P1 commercial paper. We invest a portion of our cash in debt instruments that have maturities beyond twelve months. Despite the liquid nature of these marketable investments, they are classified as long term because we have the intent and ability to hold the investments until their maturities in order to maximize our returns.

Net cash provided by operating and discontinued operating activities totaled $4.5 million in the six months ended June 30, 2003, compared with $7.2 million in the same period in 2002. Our net cash provided by operating activities in the six months ended June 30, 2003 was primarily attributable to our net income of $34.8 million and other non-cash charges of depreciation and amortization of $4.0 million, offset primarily by the gain from an insurance settlement of $10.4 million and a decrease in accrued expenses, due primarily to payments made against the 2001 and 2002 restructuring charges as well as a $9.7 million recovery of a restructuring accrual for unutilized office space for the period from July 1, 2003 through December 31, 2010 and a $3.8 million recovery of a restructuring accrual related to fiber obligations of the managed services segment. Our net cash provided by operating activities in the same period in 2002 was primarily attributable to our net loss of $10.9 million, of which $14.1 million was attributable to non-cash charges such as depreciation and amortization. In addition, we received a prepayment of one year’s managed storage services of $9.8 million by one of our customers in the 2002 period. Ordinarily, customers pay for their services on a monthly basis. Approximately $12.6 million of the 2001 and 2002 restructuring charge accruals recorded in 2001 and 2002 is included in accrued expenses at June 30, 2003 and is expected to result in a use of cash in future periods.

Net cash provided by investing activities totaled $12.2 million in the six months ended June 30, 2003 and net cash used was $68.6 million in the same period in 2002. Our net cash provided by investing activities in the 2003 period resulted primarily from the redemption of $11.8 million of restricted cash equivalents related to capital equipment leases and office leases and $10.4 million of net proceeds from an insurance settlement, which were offset primarily by residual equipment purchases of $7.0 million related to the payments made on the termination of certain capital leases. Net cash used in investing activities for the same period in 2002 resulted primarily from the purchase of short-term investments partially offset by redemptions of such investments.

Net cash used in financing activities totaled $25.5 million in the six months ended June 30, 2003 and $42.3 million in the same period in 2002. Our use of cash from financing activities in the 2002 and 2003 periods was primarily related to the payment of capital lease obligations. We paid $43.7 million in 2002 and $25.8 million in 2003 to repay certain equipment lease obligations.

On July 31, 2003, the Company announced its intention to liquidate in order to distribute its remaining assets to its stockholders. We believe that our current cash, cash equivalents and short-term investments will be more than sufficient to satisfy our remaining obligations.

Certain Factors That May Affect Future Operating Results

Statements contained in this quarterly report on Form 10-Q regarding our strategy, future operations, financial position, liquidation plans, prospects, plans and objectives of management, and all other statements that are not purely historical, are forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements that we make involve known and unknown risks and uncertainties that could cause our actual results, levels of activity, performance or achievements to be materially different than those expressed or implied by these forward-looking statements. Some of the important factors that may cause or contribute to such differences include our “critical accounting estimates” and the risk factors set forth below. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

Liquidation may not result in greater returns to our stockholders than if we pursue other strategic alternatives.

We cannot assure you that the plan of liquidation will result in greater returns to our stockholders than if we continue as a going concern or are sold through a business combination or other transaction with a third party.

Our stockholders may fail to approve the plan of liquidation and our dissolution.

The plan of liquidation and our dissolution is dependent upon approval by our stockholders. If our stockholders fail to approve this plan and our dissolution, we may be required to either continue to operate our business or otherwise sell our business, assets or company. Alternatively, our board could determine that we will file for bankruptcy. Any such alternative may not maximize stockholder value.

Our anticipated timing of the liquidation and dissolution may not be achieved.

Immediately after the annual meeting, if our stockholders approve the plan of liquidation and our dissolution, we intend to sell our remaining assets and file a certificate of dissolution with the Secretary of State of the State of Delaware. Although we anticipate that we will substantially complete the sale of our assets and will make an initial distribution to stockholders within a few months following the annual meeting, there are a number of factors that could delay our anticipated timetable, including the following:

•	lawsuits or other claims asserted against us;

•	legal, regulatory or administrative delays;

•	delays in settling our remaining obligations; and

•	a determination by our board of directors to place our assets into a liquidating trust.

We cannot determine with certainty amount of the distributions to stockholders.

We cannot determine at this time the amount of distributions to our stockholders pursuant to the plan of liquidation because that determination depends on a variety of factors, including, but not limited to, the amount required to settle known and unknown debts and liabilities, the resolution of litigation, including our pending shareholder suit, and other contingent liabilities, the net proceeds, if any, from the sale of our remaining assets and other factors. Examples of uncertainties that could reduce the value of or eliminate distributions to our stockholders include unanticipated costs relating to:

•	the defense, satisfaction or settlement of lawsuits or other claims that may be made or threatened against us in the future;

•	the pending shareholder lawsuit against us, including in the event a proposed settlement in the lawsuit is rejected by the court or is not effected for any other reason; and

•	delays in our liquidation and dissolution, including due to our inability to settle claims or legal restrictions.

As a result, we cannot or predict the amount of distributions to our stockholders.

The shareholder lawsuit currently pending against us could delay or reduce the amount of any distributions to our stockholders.

We are one of approximately 300 companies that have been named as defendants in so-called “laddering” suits. These laddering suits have been brought by shareholders alleging, among other things, that the underwriters in public offerings, including our public offerings, improperly arranged undisclosed compensation for themselves in connection with their allocation of shares in the offerings. A proposed settlement has been reached in these laddering suits, subject to court approval. If the settlement is approved by the court and becomes final, we currently anticipate that our insurance will cover most of the damages we would be required to pay, although we could become subject to unanticipated claims and costs. If the settlement does not become final, we cannot currently predict the amount that we will ultimately be required to pay. It may be a number of years before this claim is settled and not subject to appeal. Delays in obtaining final approval of this claim and any other changes in the status of this claim could delay or reduce the amount of distributions to our stockholders.

We may not be able to settle all of our obligations to creditors.

We have current and future obligations to creditors. Our estimated distribution to stockholders takes into account all of our known obligations and our best estimate of the amounts reasonably required to satisfy such obligations. As part of the wind-down process, we will attempt to settle these obligations and settle or continue to prosecute these potential legal liabilities. We cannot assure you that we will be able to settle or resolve all of these obligations or liabilities or that they can be settled for amounts we have estimated for purposes of calculating the likely distributions to stockholders. If we are unable to reach an agreement with a creditor relating to an obligation, that creditor may bring a lawsuit against us. If we are unable to settle a pending legal matter, or if we determine that such a settlement is not in the best interest of our stockholders or creditors, we will litigate the matter. Amounts required to settle obligations or defend lawsuits in excess of our estimates will reduce the amount of remaining capital available for distribution to stockholders.

Our board of directors may abandon or delay implementation of the plan of liquidation even if approved by our stockholders.

Even if the plan of liquidation is approved and adopted by our stockholders, our board of directors has reserved the right, in its discretion, to abandon or delay implementation of the plan of liquidation, in order, for example, to permit us to pursue any claims, causes of action or sale opportunities.

Our stockholders may be liable to our creditors for an amount up to the amount received from us if our reserves for payments to creditors are inadequate.

If our stockholders approve the plan of liquidation and our dissolution and our board of directors determines to proceed with our liquidation and dissolution, a certificate of dissolution will be filed with the State of Delaware dissolving StorageNetworks. Pursuant to Delaware law, we will continue to exist for three years after the dissolution becomes effective, or for such longer period as the Delaware Court of Chancery directs, for the purpose of prosecuting and defending suits against us and enabling us to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. Under applicable Delaware law, in the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities during this three-year period, each of our stockholders could be held liable for payment to our creditors of such stockholder’s pro rata portion of amounts owed to creditors in excess of the contingency reserve. The liability of any stockholder would be limited to the amounts previously received by such stockholder from StorageNetworks and from any liquidating trust or trusts. Accordingly, in such event, a stockholder could be required to return all distributions previously made to such stockholder and could receive nothing from StorageNetworks under the plan of liquidation. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. We cannot assure you that the contingency reserve established by us will be adequate to cover all expenses and liabilities.

Stockholders may not be able to recognize a loss for federal income tax purposes until they receive a final distribution from us, which is likely to be three years after dissolution and could be longer.

As a result of our liquidation, for federal income tax purposes stockholders will recognize gain or loss equal to the difference between (1) the sum of the amount of cash distributed to them and the aggregate fair market value of any property distributed to them, and (2) their tax basis for their shares of our capital stock. A stockholder’s tax basis in our shares will depend upon various factors, including the stockholder’s cost and the amount and nature of any distributions received with respect thereto. Any loss will generally be recognized only when the final distribution from us has been received, which is likely to be three years after our dissolution and could be longer.

We could incur significant costs to retain or replace the services of current key personnel.

The success of our plan to liquidate and dissolve depends in part upon our ability to retain the services of certain of our current personnel or to attract qualified replacements. The retention and hiring of qualified personnel is particularly difficult under our current circumstances. We could incur significant costs to retain or replace necessary employees or to hire an outside firm to perform the functions of these employees, which would result in a reduction in the amount of cash available for distribution to our stockholders.

We have received notice that our stock will be delisted from the NASDAQ National Market as of August 18, 2003.

Our inability to satisfy the requirements for continued listing of our common stock on the NASDAQ National Market has resulted in the delisting of our common stock. NASDAQ delisting of our common stock may impair the ability of stockholders to buy and sell shares, and negatively impact the trading price our common stock.

We may be the potential target of a reverse acquisition or other acquisition.

Until we dissolve, we will continue to exist as a public, non-operating shell company. Public companies that exist as non-operating shell entities have from time to time been the target of “reverse” acquisitions, meaning acquisitions of public companies by private companies in order to bypass the costly and time-intensive registration process to become publicly traded companies. In addition, we could become an acquisition target, through a hostile tender offer or other means, as a result of our cash holdings or for other reasons. If we become the target of a successful acquisition, the new board of directors could potentially decide to either delay or completely abandon the liquidation and dissolution, and our stockholders may not receive any proceeds that would have otherwise been distributed in connection with the liquidation.

Our board members may have a potential conflict of interest in recommending approval of the plan of liquidation and our dissolution.

As a result of the treatment of options in the liquidation and dissolution, compensation and benefits payable as a result of termination of employment and our purchase of an indemnification insurance policy, members of our board of directors may be deemed to have a potential conflict of interest in recommending approval of the plan of liquidation and our dissolution.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk is confined to our cash, cash equivalents and short-term investments. To mitigate market risk, as well as credit and default risk, we place our investments in high-quality financial instruments, primarily fixed-rate securities with an average maturity not exceeding twelve months. However, these investments are subject to interest rate risk and will decrease in value if interest rates increase. In addition, our interest income subject to changes in the general level of U.S. interest rates. The fair value of our investment portfolio or related income would not be significantly affected, however, by either a 100 basis point increase or decrease in interest rates due to the fixed-rate, short-term nature of our investment portfolio.

Nearly all of our revenues to date have been denominated in U.S. dollars and are primarily from customers located in the United States. Although we previously operated outside the United States, revenues from international customers to date have not been significant and we do not expect future revenues from international customers. We will incur costs in the local currencies relating to the wind down of our overseas operations. While we do not expect currency fluctuations to be a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and, when appropriate, use financial hedging techniques to minimize the effect of these fluctuations in the future. We do not currently utilize any derivative financial instruments or derivative commodity instruments.

Item 4.    Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In August, 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against us and several of our officers as well as against the underwriters of our initial public offering of common stock in June, 2000. The complaint, which seeks unspecified damages, was filed allegedly on behalf of persons who purchased our common stock between June 30, 2000 and December 6, 2000. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended, primarily based on allegations that StorageNetworks, the underwriters and the other named defendants made material false and misleading statements concerning fees paid by purchasers of our common stock to the underwriters in the prospectus that was part of the registration statement on Form S-1 that was filed in connection with our initial public offering. The allegations in the complaint are generally related to the alleged receipt of excessive and undisclosed commissions by the underwriters and alleged prohibited after-market transactions by the underwriters. The complaint alleges that the underwriters obtained excessive commissions and inflated transactions fees from their customers, and allegedly entered into agreements with their customers pursuant to which the customers, in return for being allocated shares in the initial public offering, agreed to purchase additional shares on the open market at specified increased prices. In April, 2002, the complaint was amended to add allegations, substantially similar to those described above, concerning our secondary public offering of stock. In October, 2002, the individual defendants were dismissed without prejudice from this lawsuit pursuant to tolling agreements entered into with the plaintiffs. The Company believes that these claims are without merit. The Company has agreed to join a proposed settlement regarding this claim, which settlement is subject to final negotiation and court approval. The Company is not presently able to estimate potential losses related to this matter.

In addition, we are subject to various claims and proceedings in the ordinary course of business. Based on information currently available, we believe that none of such current claims or proceedings, individually or in the aggregate, will materially harm our financial condition, although we can make no assurances in this regard.

Item 2.    Changes in Securities and Use of Proceeds

In our initial public offering, we sold 10,350,000 shares of our common stock in an initial public offering at a price of $27.00 per share, less underwriting discounts and commissions, pursuant to a Registration Statement on Form S-1 (Registration No. 333-31430) that was declared effective by the Securities and Exchange Commission on June 29, 2000. In addition to expenses incurred in connection with the IPO and previously disclosed in our Forms 10-Q for the quarters ended June 30, 2000 and September 30, 2000, from the effective date of the registration statement through June 30, 2003, we have spent approximately $165.3 million of the $258.6 million of net proceeds from the IPO for capital lease payments, approximately $22.4 million for operating expenses, which may include salary payments to executive officers and related expenses, and approximately $11.5 million for property and equipment. Except as otherwise indicated, none of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer or general partner of us, or any of their associates, or to any person owning ten percent or more of any class of our equity securities, or any of our affiliates.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Description

10.1	Form of Amendment to Executive Retention Agreement between StorageNetworks, Inc. and Paul Flanagan, Scott Dussault, David Flanagan and Dean Breda

10.2	Plan of Complete Liquidation and Dissolution of StorageNetworks, Inc. (incorporated by reference to exhibit 99.2 to the registrant’s Current Report on Form 8-K dated July 31, 2003)

10.3	Termination Agreement dated July 17, 2003, as amended, relating to the Lease dated July 31, 2000, as amended, by and between the registrant and 275 Wyman Street Trust LLC

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b) Reports on Form 8-K

On April 17, 2003, we furnished a Current Report on Form 8-K under Item 9 containing a copy of our press release regarding our financial results for the three month period ended March 31, 2003, including financial statements, pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STORAGENETWORKS, INC.

By:	/s/ DEAN J. BREDA
Dean J. Breda President and Chief Executive Officer

Dated: August 14, 2003

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Amendment to Executive Retention Agreement between StorageNetworks, Inc. and Paul Flanagan, Scott Dussault, David Flanagan and Dean Breda

10.2	Plan of Complete Liquidation and Dissolution of StorageNetworks, Inc. (incorporated by reference to exhibit 99.2 to the registrant’s Current Report on Form 8-K dated July 31, 2003)

10.3	Termination Agreement dated July 17, 2003, as amended, relating to the Lease dated July 31, 2000, as amended, by and between the registrant and 275 Wyman Street Trust LLC

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002